Form 10QSB
period 1996-06-30
CITATION COMPUTER SYSTEMS INC
filed 1996-08-02
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           __________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                 CITATION COMPUTER SYSTEMS, INC.
              (Exact name of company as specified in its charter)


         MISSOURI                                           43-1174397
- -------------------------------------                  ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                63017
    ----------------------------------------------------------------------
        (Address of principal executive offices)                     (Zip Code)

                                (314) 579-7900
                     -----------------------------------
               (Company's telephone number, including area code)

                              ____________________

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No [ ]

The number of shares outstanding of the company's Common Stock, par value $0.10 per share, at July 26, 1996, was 3,764,936 shares.



Exhibit Index on Page 15                                          Page 1 of 15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

       See pages F-1 to F-7 hereof.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995, TO THREE MONTHS ENDED JUNE 30, 1996

       GENERAL. The Company reported substantially improved earnings from operations for the first quarter of fiscal 1997. Net earnings, before a charge for office consolidation and relocation expenses in the first quarter of fiscal 1996, increased from $0.4 million, or $0.11 per share, to $0.6 million, or $0.16 per share, in the first quarter of fiscal 1997.

       During the first quarter of fiscal 1996, the Company recorded a $1.0 million pretax charge to cover office consolidation and relocation expenses associated with the consolidation of the Company's facilities in Madison, Wisconsin, into its St. Louis headquarters. Including that charge, the Company reported a loss for the first quarter of fiscal 1996 of $0.2 million, or $0.05 a share. See Note 2 on page F6 for further information.

       Any forward looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns in any of the Company's markets, competitors, new entrants into the Company's markets, increased price pressure, the availability of suitable acquisition candidates, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       REVENUE. Total revenue increased 18.2% from $5.6 million for the first quarter of fiscal 1996 to $6.7 million for the first quarter of fiscal 1997, which reflects a 21.3% increase in system sales revenue and a 13.3% increase in service revenue.

       System sales revenue for the first quarter increased by $0.7 million, from $3.4 million in fiscal 1996 to $4.2 million in fiscal 1997. Consistant with the Company's business plan, the average system contract value increased from approximately $155,000 in the first quarter of fiscal 1996 to approximately $291,000 in fiscal 1997. Although this average contract value did not equal the $410,000 average in the fourth quarter of fiscal 1996, it did exceed the approximate average for fiscal 1996. This higher average system contract value reflects the growth in the sale of more comprehensive systems. System sales represented 61.2% and 62.8% of total revenues for the first quarter of fiscal 1996 and 1997, respectively.

       Service revenue for the first quarter increased by $0.3 million, from $2.2 million in fiscal 1996 to $2.5 million in fiscal 1997. The increase was primarily due to additional service revenue from the sale of new systems, as well as additional sales and renewals of service contracts from existing clients. Service revenue represented 38.8% and 37.2% of total revenues for the first quarter of fiscal 1996 and 1997, respectively.

       COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 46.4% in the first quarter of fiscal 1996 to 40.8% in the first quarter of fiscal 1997. For the first quarter of fiscal 1996 and 1997, total cost of products and services sold were $2.6 million and $2.7 million, respectively.

       The decrease in the percentage of total revenues was primarily due to the decrease in hardware costs as a percentage of total revenues, a decrease in client service expenses due to the office consolidation in fiscal 1996 and offset by an increase in software amortization costs. Software amortization costs of $0.4 million in the first quarter of fiscal 1996 and $0.5 million in the first quarter of fiscal 1997 represented 14.6% and 19.2%, respectively, of total costs of products and services sold.

       Gross profit as a percentage of total revenues increased from 53.6% in the first quarter of fiscal 1996 to 59.2% in the first quarter of fiscal 1997. The increase in gross profit as a percentage of total revenues was primarily attributable to a change in the sales mix among various products.

       RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development were $1.2 million and $1.3 million for the first quarter of fiscal 1996 and fiscal 1997, respectively, which represented 21.0% of total revenue in the first quarter of fiscal 1996 compared with 19.0% in fiscal 1997. The Company capitalized $0.7 million in the first quarter of fiscal 1996 and fiscal 1997, resulting in current expense of $0.4 million and $0.6 million in the first quarter of fiscal 1996 and 1997, respectively. The Company expects to complete the development of the majority of its Windows and Windows NT-based products during fiscal 1997. The Company anticipates that due to the nature of the planned development activities (e.g., product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. Software amortization costs of $0.4 million in the first quarter of fiscal 1996 and $0.5 million in fiscal 1997 are reflected as part of the cost of products and services sold in determining gross profit.

       SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased slightly from 34.2% in the first quarter of fiscal 1996, to 34.4% in the first quarter of fiscal 1997. Total selling and administrative expenses increased $0.4 million to $2.3 million in this year's first quarter, primarily due to expenditures associated with higher selling and administrative costs to support international and domestic operations.

       OFFICE CONSOLIDATION AND RELOCATION. During the first quarter of fiscal 1996, the Company recorded a $1.0 million pretax charge for the consolidation of its Madison, Wisconsin office. There were no comparable charges in the first quarter of fiscal 1997. See Note 2 on page F6 for further information.

       OPERATING INCOME. Operating income increased from of $0.6 million, excluding the consolidation charge, in the first quarter of fiscal 1996, to $1.1 million in the first quarter of fiscal 1997. The operating margin increased from 11.5 percent to 15.8 percent in the first quarter of fiscal 1996 and 1997, respectively, reflecting a shift of the product mix to more profitable products.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of liquidity is cash flows from operations. At March 31, 1996, the Company had cash and cash equivalents in the amount of $2.1 million as compared to $1.7 million at June 30, 1996. The cash balance decreased by $0.4 million primarily due to cash used for software development costs ($0.7 million), and cash used for capital expenditures ($0.2 million), offset by cash generated from operating activities of $0.4 million.

       During the first quarter of fiscal 1997, the Company did not incur any additional long-term debt.

       As of June 30, 1996, the Company had a line of credit agreement that allows the Company to borrow up to $1.0 million with interest at the lender's prime rate (8.25% at June 30, 1996). The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. There were no borrowings outstanding under the line of credit agreement as of June 30, 1996.

       The Company's current commitments consist primarily of operating lease obligations aggregating $3.9 million over the next ten years. The operating leases consist primarily of the Company's office lease in Chesterfield, Missouri, which expires in May 2004.

       On July 16, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the proposed offering of 2,732,311 shares of its common stock, of which 732,311 shares are being offered and sold for the account of certain current shareholders of the Company. In addition, the Company is offering up to 25,000 shares to eligible employees. The underwriters will also be granted a 30-day option from the Company and selling shareholders to purchase up to 409,847 additional shares to cover any over-allotments. Proceeds of the offering will be used to fund CITATION's working capital and general corporate purposes, including the funding of the Company's growth plans.

     The Company believes that its cash and cash equivalents, together with its current borrowing facilities, cash generated from operations and additional sources of liquidity, including possible equity financing, will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collections of its accounts receivable.

                          PART II -- OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

       There are no reportable proceedings.

ITEM 2.       CHANGE IN SECURITIES

       (a) Not applicable.

       (b) Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       (a) Not applicable.

       (b) Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

ITEM 5.       OTHER INFORMATION

       Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) See Exhibit Index for list of Exhibits.

       (b) None.

                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CITATION COMPUTER SYSTEMS, INC.



Date: August 1, 1996              By:  /s/Richard D. Neece
     ----------------                 --------------------
                                       Richard D. Neece
                                       Executive Vice President
                                        & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                        CITATION COMPUTER SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET (000's)

                                                                                            (Audited)       (Unaudited)
                                                                                             March 31,        June 30,
                                                                                                1996           1996
                                                                                           ------------    ------------
                     Assets
                     Current assets:
                        Cash and cash equivalents                                           $ 2,146.3           $ 1,708.4
                        Accounts receivable:
                           Trade, net                                                        10,919.4            11,124.8
                           Other                                                                 35.6                25.3
                        Inventories                                                             537.1               558.9
                        Prepaid expenses and other current assets                               704.3               543.3
                        Deferred tax asset                                                       82.7                82.7
                                                                                            ---------           ---------

                     Total current assets                                                    14,425.4            14,043.4

                        Software development costs, net                                       4,762.5             4,901.8
                        Property and equipment, net                                           1,756.1             1,749.1
                        Other assets                                                            313.2               412.1
                                                                                            ---------           ---------

                     Total assets                                                           $21,257.2           $21,106.4
                                                                                            =========           =========

                     Liabilities and shareholders' equity:
                     Current liabilities:
                        Current portion of long-term debt                                   $   143.0           $   142.8
                        Accounts payable                                                      1,420.6             1,411.1
                        Customer deposits                                                       542.3               755.5
                        Accrued bonuses                                                         475.0               150.0
                        Other accrued liabilities                                             1,588.1             1,133.9
                        Deferred service revenue                                              2,316.9             1,826.7
                        Income taxes payable                                                     30.6               209.9
                                                                                            ---------           ---------

                     Total current liabilities                                                6,516.5             5,629.9

                        Long-term debt                                                          450.0               414.4
                        Deferred tax liability                                                1,676.4             1,676.4
                                                                                            ---------           ---------

                                                                                              8,642.9             7,720.7
                                                                                            ---------           ---------
                     Shareholders' equity:
                        Common stock                                                            374.8               375.7
                        Paid-in capital                                                       6,127.7             6,189.5
                        Retained earnings                                                     6,180.1             6,830.5
                        Equity adjustment from foreign currency translation                      68.3)              (10.0)
                                                                                            --------            --------

                                                                                             12,614.3            13,385.7
                                                                                            ---------           ---------
                     Total liabilities and shareholders' equity                             $21,257.2           $21,106.4
                                                                                            =========           =========





                                                                             F-1
       See accompanying notes to consolidated financial statements        Page 8

                        CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                                                  Three months ended           Three months ended
                                                                                        June 30,                     June 30,
                                                                              -------------------------     ------------------------
                                                                                          1995                        1996
                                                                                     -------------               -------------
                                                                                      (Unaudited)                 (Unaudited)
                     Net system sales and service revenues:
                        System sales                                                  $3,447.4                     $4,182.7
                        Service revenue                                                2,187.9                      2,479.1
                                                                                      --------                     --------
                                                                                       5,635.3                      6,661.8

                     Cost of products and service sold:
                        System sales                                                   1,931.7                      2,162.8
                        Service revenue                                                  684.9                        556.6
                                                                                      --------                     --------
                                                                                       2,616.6                      2,719.4

                            Gross profit                                               3,018.7                      3,942.4

                     Research and development expense                                    446.8                        602.4
                     Selling and administrative expenses                               1,926.1                      2,288.6
                     Office consolidation and relocation expense                       1,000.0                            -
                                                                                      --------                     --------

                     Operating income (loss)                                            (354.2)                     1,051.4

                     Other income:
                        Interest - net                                                    28.8                         14.9
                                                                                      --------                     --------

                     Income (loss) before income taxes                                  (325.4)                     1,066.3

                     Provision (benefit) for income taxes                               (126.9)                       415.9
                                                                                       -------                      --------

                     Net income (loss)                                                $ (198.5)                    $  650.4
                                                                                      ========                      ========


                     Net earnings (loss) per common share:
                           Fully diluted                                              $  (0.05)                    $   0.16
                                                                                      ========                      ========


                     Weighted average number of shares used in
                       computing net earnings per common share:
                           Fully diluted                                                 3,712                        3,957







                                                                           F-2
          See accompanying notes to consolidated financial statements   Page 9

                        CITATION COMPUTER SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS (000's)


                                                                          Three months ended
                                                                                June 30,
                                                                     --------------------------------
                                                                          1995               1996
                                                                     -------------      -------------
                                                                     (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Cash received from customers                                       $ 5,367.9            $ 6,237.2
   Cash paid to suppliers and employees                                (4,534.9)            (5,644.4)
   Income taxes paid                                                      196.0               (236.5)
   Interest paid                                                          (12.6)               (22.2)
   Interest received and other                                             38.3                 37.3
                                                                      ---------            ---------

Net cash provided by operating activities:                              1,054.7                371.3
                                                                      ---------            ---------

Cash flows from investing activities:
   Capital expenditures                                                   (88.6)              (233.6)
   Software development costs                                            (734.4)              (660.8)
                                                                      ---------            ---------

Net cash used in investing activities:                                   (823.0)              (894.4)
                                                                      ---------            ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                               -                    -
   Principal payments on long-term debt                                   (21.3)               (35.7)
   Proceeds from the issuance of common stock                                 -                 62.6
                                                                      ---------            ---------

Net cash provided by (used in) financing activities                       (21.3)                26.9
                                                                      ---------            ---------

Effect of exchange rate changes on cash                                   (67.7)                58.2
                                                                      ---------            ---------

Net increase in cash and cash equivalents                                 142.7               (437.9)

Cash and cash equivalents, beginning of year                            2,634.2              2,146.3
                                                                      ---------            ---------

Cash and cash equivalents, end of period                              $ 2,776.9            $ 1,708.4
                                                                      =========            =========





                                                                           F-3
       See accompanying notes to consolidated financial statements     Page 10

                        CITATION COMPUTER SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS (000's)


                                                                         Three months ended
                                                                               June 30,
                                                                 --------------------------------
                                                                      1995                1996
                                                                 --------------       -----------
                                                                   (Unaudited)        (Unaudited)
Reconciliation of net income (loss) to net cash
  provided by operating income activities:

Net income (loss)                                                      $ (198.5)         $ 650.4

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization of property and
     equipment                                                            230.7            240.7
   Amortization of software development costs                             382.5            521.4
   Amortization of other assets                                            21.2             20.2
   Non-cash office consolidation and relocation charge                  1,000.0                -
   Increase in accounts receivable                                        (69.2)          (195.2)
   (Increase) decrease in inventories                                      24.8            (21.7)
   Decrease in prepaid expenses and other assets                            9.8             41.9
   Decrease in accounts payable                                          (198.2)            (9.5)
   Increase (decrease) in customer deposits                                (4.9)           213.2
   Decrease in accrued bonuses                                                -           (325.0)
   Decrease in other accrued liabilities                                  (19.3)          (454.2)
   Increase in current income taxes                                        69.1            179.3
   Decrease in deferred service revenue                                  (193.3)          (490.2)
                                                                       --------          -------

Net cash provided by operating activities                              $1,054.7          $ 371.3
                                                                       ========          =======





                                                                          F-4
       See accompanying notes to consolidated financial statements    Page 11

                        CITATION Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (in thousands, except for number of shares)



                                                                   Common Stock
                                                        -----------------------------------
                                                                                 Additional                Foreign
                                                         Number        Par         Paid-in    Retained     Currency
                                                        of Shares     Value        Capital    Earnings   Translation     Total
                                                        -----------------------------------------------------------------------
Balance, March 31, 1996 (audited)                       3,747,882     $374.8       $6,127.7   $6,180.1      $(68.3)   $12,614.3

Net income (unaudited)                                                                           650.4                    650.4

Sale of common stock pursuant to exercise
  of stock options                                          8,000        0.8           47.3                                48.1

Issuance of common stock for 401K Company
   matching contribution                                    1,054        0.1           14.5                                14.6

Foreign currency translation adjustment (unaudited)                                                           58.3         58.3
                                                        -----------------------------------------------------------------------

Balance, June 30, 1996 (unaudited)                      3,756,936     $375.7       $6,189.5   $6,830.5      $(10.0)   $13,385.7
                                                        -----------------------------------------------------------------------

          See accompanying notes to consolidated financial statements


                                                                             F-5
                                                                         Page 12

                        CITATION COMPUTER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The interim financial information for the three-month periods ended June 30, 1995, and 1996 is unaudited. Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 26, 1996, which includes financial statements and notes thereto for the year ended March 31, 1996.

              In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at June 30, 1996, the Statement of Operations for the three months ended June 30, 1995 and 1996, the Statement of Cash Flows for the three months ended June 30, 1995 and 1996, and the Statement of Changes in Shareholders' Equity for the three months ended June 30, 1996. The interim results, however, are not necessarily indicative of results for any future period.

2.     OFFICE CONSOLIDATION AND RELOCATION

              In June, 1995 the Company decided to consolidate the majority of the operations of its Madison facility into its St. Louis headquarters. A pretax charge of $1.4 million was recorded in fiscal 1996 results of operations to provide for the costs of the consolidation of facilities and relocation of certain employees and equipment, $1.0 million of which was recorded in the first quarter of fiscal 1996. The major components of that charge are as follows:


                      Lease buyout and asset write offs                 $   315,000
                      Employee relocation                                   285,000
                      Employee severance and related costs                  207,000
                      Office move and other related expenses                193,000
                                                                        -----------
                                                                        $ 1,000,000
                                                                        ===========

              All expenses associated with the office consolidation and relocation were recorded during the fiscal year ended March 31, 1996 and no material future costs are expected.





                                                                             F-6

3.        INVENTORIES

              Inventories consist of the following:

                                                       March 31,      June 30,
                                                         1996           1996
                                                       ---------      --------
              Hardware and third party software        $  322.0        $ 343.8
              Field service equipment                     215.1          215.1
                                                       --------       --------
                                                       $  537.1       $  558.9
                                                       ========       ========

4.     SUBSEQUENT EVENTS

              On July 16, 1996 the Company filed a registration statement with the Securities and Exchange Commission covering the proposed offering of 2,732,311 shares of its common stock, of which 732,311 shares are being offered and sold for the account of certain current shareholders of the Company. Proceeds of the offering will be used to fund the Company's working capital and general corporate purposes, including the funding of the Company's growth plans.

5.     OTHER INFORMATION

              On July 15, 1996, Frank L. Poggio resigned from the position of President of the Company, thereby terminating his employment from the Company. On that date he entered into a consulting agreement with the Company to provide specified services for one year.





                                                                             F-7

                                 EXHIBIT INDEX

Exhibit                                                                          Sequential Page
Number        Exhibit                                                                 Number
- ------        -------                                                                 ------
3(a)          Restated Articles of Incorporation of the Company;                        *
              incorporated by reference to the corresponding Exhibit to the
              Company's Registration Statement on Form S-1  of the Company,
              Registration No. 33-48332

3(b)          Restated By-laws of the Company; incorporated by reference to             *
              the corresponding Exhibit to the Company's Registration
              Statement of Form S-1 of the Company, Registration  No. 33-
              48332

4(a)          Specimen Common Stock Certificate; incorporated by reference              *
              to the corresponding Exhibit to the Company's Registration
              Statement on  Form S-1 of  the Company, Registration No. 33-
              48332

4(b)          Registration Rights Agreement, dated May 29, 1992, between                *
              the Company and Capital For Business, Inc; incorporated by reference to the corresponding Exhibit to the Company's
              Registration Statement on Form S-1 of the Company,
              Registration No. 33-48332

27(a)         Financial Data Schedule


* Incorporated by reference as set forth in Exhibit description.