Form 10QSB
period 1996-09-30
CITATION COMPUTER SYSTEMS INC
filed 1996-11-14
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------

                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
          -----------------------------------------------------------
            (Exact name of the Company as specified in its charter)


               MISSOURI                                     43-1174397
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI          63017
------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 (314) 579-7900
                       ----------------------------------
             (The Company's telephone number, including area code)

                             -----------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No [ ]

The number of shares outstanding of the Company's Common Stock, par value $0.10 per share, at November 3, 1996, was 3,774,197 shares.





Exhibit Index on Page  18                                          Page 1 of 18

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     See pages F-1 to F-7 hereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996, TO THREE MONTHS ENDED SEPTEMBER 30, 1995.


     GENERAL. The Company reported substantially improved earnings from operations for the second quarter of fiscal 1997. Net earnings, before a charge for restructuring of operations in the United Kingdom, increased from $20,000 or $0.01 per share in the second quarter of fiscal 1996 to $390,000 or $0.10 per share in the first quarter of fiscal 1997.

     During the second quarter of fiscal 1997, the Company recorded a $1.3 million pretax charge to cover the restructuring of its operations in the United Kingdom. As part of its ongoing efforts to reduce costs and improve operating efficiency, the Company will consolidate development and other functions previously performed in the United Kingdom into its St. Louis headquarters and write off capitalized software related to discontinued development projects in the United Kingdom. See Note 2 of the consolidated financial statements for further information.

     On August 26, 1996, the Company acquired a reimbursement management system from Computer Systems Excellence, Inc., for $1.2 million. The Company will market the product under the name C-MAX Contract Management System. C-MAX is a Windows-based software product that provides information needed to manage managed care contracts and transactions with indemnity payors. The system consists of two integrated modules: a reimbursement management module that documents and tracks the management and profitability of contracts, prospective payments and claims; and a systems management module that controls the link to the healthcare provider's patient accounting system.

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

     REVENUES. Total revenue increased 36.7% from $4.6 million for the second quarter of fiscal 1996 to $6.3 million for the second quarter of fiscal 1997, due to a 71.6% increase in system sales revenue partially offset by a 0.8% decrease in service revenue.

     System sales revenue for the second quarter increased $1.7 million from $2.4 million in fiscal 1996 to $4.1 million in fiscal 1997. The 71.6% increase in system sales was primarily attributable to an increase in the number of systems shipped in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. System sales represented 65.0% and 51.8% of total revenues for the second quarter of fiscal 1997 and 1996, respectively.

     Service revenue for the second quarter was essentially unchanged at $2.2 million in both fiscal 1996 and 1997. This is primarily due to a decrease in contract renewals during the quarter from an earlier consolidation in the healthcare industry which has not yet been offset by sales to new customers. Service revenue represented 35.0% and 48.2% of total revenues for the second quarter of fiscal 1997 and 1996, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales include hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 51.4% in the second quarter of fiscal 1996 to 43.4% in the second quarter of fiscal 1997. For the second quarter of fiscal 1997 and 1996, total cost of products and services sold were $2.7 million and $2.4 million, respectively.

     The decrease in the percentage of cost of products and services sold as a percent of total revenues was primarily due to the decrease in client service expenses due to the office consolidation in fiscal 1996 and the increase in total revenue partially offset by an increase in software amortization costs. Software amortization costs of $0.5 million in the second quarter of fiscal 1997 and $0.4 million in the second quarter of fiscal 1996 represented 18.1% and 17.7%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues increased from 48.6% in the second quarter of fiscal 1996 to 56.6% in the second quarter of fiscal 1997. The increase in gross profit as a percentage of total revenues was primarily attributable to the increase in system sales revenue.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the second quarter of fiscal 1996 and 1997 are as follows (000's):


                                                          FY97            FY96
R&D EXPENSE                                             2ND QTR.         2ND QTR.
                                                       ----------       --------
R&D spending                                           $1,388.9         $1,218.0
Less - R&D capitalized                                    369.6            762.4
                                                       --------         --------
    Total R&D expense                                   1,019.3            455.6
Software amortization (cost of prod. sold)                500.2            421.9
                                                       --------         --------
Total R&D expensed                                     $1,519.5         $  877.5
                                                       ========         ========
SOFTWARE DEVELOPMENT COST, NET

Beginning of period                                    $4,901.8         $4,294.1
R&D capitalized per above                                 369.6            762.4
Software acquired (C-MAX)*                                651.7               --
                                                       --------         --------
                                                        5,923.1          5,056.5
Less - Write-off - U.K.                                  (587.3)              --
    Software amortization                                (500.2)         (421.9)
Other adjustment                                            7.4              4.2
                                                       --------         --------
End of period                                          $4,843.0         $4,638.8
                                                       ========         ========

     *Software acquired relates to the purchase of the contract management system.

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the second quarter of fiscal years 1996 and 1997, the Company capitalized 62.6% and 26.6%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 38.6% in the second quarter of fiscal 1996, to 30.2%, in the second quarter of fiscal 1997. Total selling and administrative expenses increased $0.1 million to $1.9 million in this year's second quarter, primarily due to expenditures with higher selling and administrative costs to support international and domestic operations.

     OPERATING INCOME. Operating income increased $0.6 million, excluding the restructuring charge, in the second quarter of fiscal 1997, compared with the second quarter of fiscal 1996. The operating margin increased from 0.2% to 10.3% in the second quarter of fiscal 1996 and 1997, respectively, reflecting a shift of the product mix to more profitable products.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1996, TO SIX MONTHS ENDED SEPTEMBER 30, 1995.

     GENERAL.   For the first six months of fiscal 1997 and 1996, net income, before the restructuring charge of $1.3 million in fiscal 1997 and the $1.0 million office consolidation charge in fiscal 1996, was $1.1 million, or $0.27 per share, compared with $0.4 million, or $0.12 a share, in the prior year. Net income after the charges was $0.06 per share, or $252,000, in the first half of fiscal 1997, compared with a net loss of $0.05 per share, or $178,000, in the comparable period of fiscal 1996.

     During the first quarter of fiscal 1996, the Company recorded a $1.0 million pretax charge to cover office consolidation and relocation expenses associated with the consolidation of the Company's facilities in Madison, Wisconsin, into its St. Louis headquarters. See Note 3 of the consolidated financial statements for further information.

     REVENUES. Total revenue increased 26.6% to $13.0 million for the first six months of fiscal 1997 from $10.3 million for the first six months of fiscal 1996, due primarily to higher system sales revenue.

     System sales revenue for the first six months increased by $2.5 million, from $5.8 million in fiscal 1996 to $8.3 million in fiscal 1997. The 42.0% increase in system sales was primarily attributable to an increase in the average price of systems shipped in fiscal 1997 compared to fiscal 1996. System sales represented 56.9% of total revenues for the first six months of fiscal 1996 and 63.9% of total revenues for the same period in fiscal 1997.

     Service revenue for the first six months increased by $0.3 million, from $4.4 million in fiscal 1996 to $4.7 million in fiscal 1997. The 6.2% increase was primarily due to additional sales and renewals of service contracts from existing customers. Service revenue represented 36.1% of total revenues for the first six months of fiscal 1997 and 43.1% for the first six months of fiscal 1996 due to the substantial increase in system revenues.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold decreased from 48.7% in the first six months of fiscal 1996 to 42.1% in the first six months of fiscal 1997. The decrease in the percentage of revenue is primarily due to an increase in high margin sales and a decrease in client service expense. Systems cost of sales as a percentage of systems sales was 50.6% in the first six months of fiscal 1997 as compared with 62.6% in the first six months of fiscal 1996. For the first six months of fiscal 1997 and 1996, total cost of products and services sold were $5.5 million and $5.0 million, respectively.

     Gross profit as a percentage of total revenues increased from 51.3% in the first six months of fiscal 1996 to 57.9% in the first six months of fiscal 1997. In dollar amounts, gross profit increased 42.8% from $5.3 million in fiscal 1996 to $7.5 million in fiscal 1997. The increase in gross profit as a percentage of total revenues was primarily attributable to the increase in systems sales revenue which was not entirely offset by a corresponding increase in cost.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first six months of fiscal 1996 and 1997 are as follows ($000's):


                                              FY97                 FY96
R&D EXPENSE                                SIX MONTHS           SIX MONTHS
                                          -------------         ----------
R&D spending                                $ 2,610.5            $2,346.3
Less - R&D capitalized                          988.8             1,443.9
                                            ---------            --------
    Total R&D expense                         1,621.7               902.4
Software amortization (cost of prod. sold)    1,021.5               804.3
                                            ---------            --------
Total R&D expensed                          $ 2,643.2            $1,706.7
                                            =========            ========



                                               FY97               FY96
SOFTWARE DEVELOPMENT COST, NET              SIX MONTHS         SIX MONTHS
                                            ----------         ----------
Beginning of period                         $ 4,762.5            $3,942.3
R&D capitalized per above                       988.8             1,443.9
Software acquired (C-MAX)*                      651.7                  --
                                            ---------            --------
                                              6,403.0             5,386.2
Less - write-off - U.K.                        (587.3)                 --
    Software amortization                    (1,021.5)             (804.3)
Other adjustment                                 48.8                56.9
                                            ---------            --------
End of period                               $ 4,843.0            $4,638.8
                                            =========            ========

     *Software acquired relates to the purchase of the contract management system.

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the six months of fiscal years 1996 and 1997, the Company capitalized 61.5% and 38.3%, respectively, of software development costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased from $3.7 million in the first six months of fiscal 1996 to $4.2 million in the first six months of fiscal 1997, and increase of 13.1%. Total selling and administrative expenses increased primarily due to expenditures associated with higher selling and administrative costs to support operations. Selling and administrative expenses as a percentage of total revenues decreased from 36.2% in fiscal 1996 to 32.3% in fiscal 1997.

     OPERATING INCOME. Operating income increased from $0.7 million, excluding the $1.0 million relocation charge, in the first six months of fiscal 1996 to $1.7 million, excluding the $1.3 million restructuring charge, in the first six months of fiscal 1997, an increase of 160%. Including the respective charges, operating income increased from a loss of $0.3 million to $0.4 million in the first six months of fiscal 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. At September 30, 1996, the Company had cash and cash equivalents in the amount of $0.6 million as compared to $2.1 million at March 31, 1996. The cash balance decreased by $1.5 million primarily due to amounts paid for income taxes ($0.8 million), Computer Systems Excellence, Inc. ($0.7 million), capital investments ($0.4 million), and software development costs ($2.6 million), offset in part by the use of the line of credit, ($1.0 million).

     As of September 30, 1996, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory, and equipment. The Company has $1.0 million in borrowings outstanding under the line of credit agreement at September 30, 1996.

     During the first six months of fiscal 1997, the Company recorded debt of $0.5 million relating to the purchase of the contract management system to be paid in eight quarterly payments.

     The Company anticipates using cash and debt for general corporate purposes, including: financing international growth and development efforts, financing enhancements and expansion of the Company's product line, financing capital improvements and completing the United Kingdom restructuring. In addition, the Company is evaluating and will continue to evaluate the acquisition of complementary businesses and products. The Company is not currently negotiating any acquisitions.

     The Company believes that its cash and cash equivalents, together with current borrowing facilities, cash generated from operations, and other liquidity sources, will be sufficient to fund its anticipated cash requirements. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collection of its accounts receivable.

SUBSEQUENT EVENTS

On July 16, 1996 the Company filed a registration statement with the Securities and Exchange Commission covering a proposed offering of 2,732,311 shares of its Common Stock, of which 732,311 shares were offered for the account of certain current shareholders. The proposed offering was terminated on October 8, 1996 and no sales were made pursuant to it. As of September 30, 1996, $0.1 million was included in other prepaid expenses which will be written off in the third quarter of fiscal 1997.

                          PART II -- OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

     There are no reportable proceedings.

ITEM 2.   CHANGE IN SECURITIES


     (a) Not applicable.

     (b) Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     (a) Not applicable.

     (b) Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on August 15, 1996. Two matters were submitted to a vote of the shareholders of the Company: the election of the Directors to Class 1 and consideration of the appointment of Price Waterhouse to serve as independent auditors of the Company.

     Two persons were nominated to fill the two director positions that were open. These nominees, and the vote cast with respect to each, are listed below:


    Nominee                 Votes For       Votes Withheld     Broker Non-votes
-------------------------------------------------------------------------------

    Fred L. Brown           3,517,004           44,717               -0-

    William H.J. Seabrook   3,161,881          399,840               -0-


Each of the two nominees was elected and will serve until the 1999 Annual Meeting of Shareholders or until their successors are duly qualified and elected.

     The second measure to be put to a vote of the shareholders was the ratification of Price Waterhouse to serve as independent auditors of the Company for the fiscal year ending March 31, 1997. To approve the proposal, the affirmative vote of a majority of the shares represented in person and by proxy at the Annual Meeting was required. The affirmative votes equaled 3,515,437; votes against were 44,484; abstentions were 1,800; and no broker non-votes. The affirmative votes equaled 98.7 percent of the shares present in person or by proxy at the Annual Meeting, and thus the proposal was approved.

     No other matters were submitted to the shareholders of the Company.

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



                                   CITATION COMPUTER SYSTEMS, INC.


Date: November 13, 1996            By:    /s/ Richard D. Neece
                                      ---------------------------------
                                      Richard D. Neece
                                      Executive Vice President
                                         & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                       CITATION Computer Systems, Inc.
                         CONSOLIDATED BALANCE SHEET
                                   (OOO's)



                                               (Unaudited)      (Audited)
                                                 Sept. 30,      March 31,
Assets                                             1996            1996
                                               -----------     ----------
Current assets:
   Cash and cash equivalents                   $   631.0       $ 2,146.3
   Accounts receivable:
      Trade, net                                 9,870.8        10,919.4
      Other                                         26.0            35.6
Inventories (Note 4)                               670.8           537.1
Prepaid expenses and other current assets          658.7           704.3
Income taxes receivable                            630.4             -
Deferred tax asset                                  82.7            82.7
                                               ---------       ---------
Total current assets                            12,570.4        14,425.4

   Software development costs, net               4,843.0         4,762.5
   Property and equipment, net                   1,614.9         1,756.1
   Long-term accounts receivable (Note 7)        1,905.5             0.0
   Other assets                                    724.0           313.2
                                               ---------       ---------

Total assets                                   $21,657.8       $21,257.2
                                               =========       =========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt           $   143.1       $   143.0
   Accounts payable                              1,588.0         1,420.6
   Accrued bonuses                                   0.0           475.0
   Other accrued liabilities                     1,414.0         2,161.0
   Restructuring reserve                           159.4             -
   Deferred service revenue                      1,790.2         2,316.9
                                               ---------       ---------
Total current liabilities                        5,094.7         6,516.5

   Long-term debt                                1,788.5           450.0
   Deferred tax liability                        1,676.4         1,676.4
                                               ---------       ---------
                                                 8,559.6         8,642.9
                                               ---------       ---------
Commitments (Note 6)                                 -               -
Shareholders' equity:
   Common stock                                    376.8           374.8
   Paid-in capital                               6,269.6         6,127.7
   Retained earnings                             6,432.0         6,180.1
   Equity adjustment from foreign currency
     translation                                    19.8           (68.3)
                                               ---------       ---------
                                                13,098.2        12,614.3
                                               ---------       ---------
Total liabilities and shareholders' equity     $21,657.8       $21,257.2
                                               =========       =========


                                                                          F-1
                                                                        Page 11



         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                        (OOO's, except per share data)

                                           Three months ended        Six months ended
                                              September 30,            September 30,
                                         -----------------------  ----------------------
                                             1996        1995         1996       1995
                                         ----------- ----------   ----------- ----------
                                         (unaudited) (unaudited)  (unaudited) (unaudited
Net system sales and service revenues:
   System sales                            $4,127.2    $2,404.6    $ 8,309.9  $ 5,852.0
   Service revenue                          2,221.2     2,239.9      4,700.3    4,427.8
                                           --------    --------    ---------  ---------
                                            6,348.4     4,644.5     13,010.2   10,279.8
                                           --------    --------    ---------  ---------
Cost of products and service sold:
   System costs                             2,039.5     1,703.0      4,202.3    3,662.5
   Service costs                              718.1       684.9      1,274.7    1,342.0
                                           --------    --------    ---------  ---------
                                            2,757.6     2,387.9      5,477.0    5,004.5
                                           --------    --------    ---------  ---------

      Gross profit                          3,590.8     2,256.6      7,533.2    5,275.3

Research and development expense            1,019.3       455.6      1,621.7      902.4
Selling and administrative expenses         1,916.8     1,790.9      4,205.4    3,717.0
Restructuring charge (Note 2)               1,303.5         -        1,303.5        -
Office consolidation and relocation
  expense (Note 3)                              -           -            -      1,000.0
                                           --------    --------    ---------  ---------
Operating income (loss)                      (648.8)       10.1        402.6     (344.1)

Other income:
   Interest income (expense), net              (4.6)       23.2         10.3       52.0
                                           --------    --------    ---------  ---------
Income (loss) before income taxes            (653.4)       33.3        412.9     (292.1)

Provision (benefit) for income taxes         (254.8)       13.0        161.0     (113.9)
                                           --------    --------    ---------  ---------
Net income (loss)                           ($398.6)   $   20.3    $   251.9    ($178.2)
                                           ========    ========    =========  =========
Net earnings (loss) per common share:
      Primary and fully diluted              ($0.11)   $   0.01    $    0.06     ($0.05)
                                           --------    --------    ---------  ---------
Weighted average number of shares used in
   computing net earnings per common share:
      Primary and fully diluted               3,765       3,740        3,948      3,718
                                           ========    ========    =========  =========


                                                                           F-2
                                                                         Page 12



         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (OOO's)

                                                          Six months ended
                                                            September 30,
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
                                                       (unaudited)  (unaudited)
Cash flows from operating activities:
   Cash received from customers                       $ 11,630.1    $10,849.8
   Cash paid to suppliers and employees                (11,252.6)    (9,173.9)
   Cash paid for restructuring charge                     (142.8)         0.0
   Cash paid for office consolidation and relocation         0.0       (334.1)
   Income taxes paid                                      (822.0)        57.3
   Interest paid                                           (43.4)       (28.7)
   Interest received and other                              86.2         80.4
                                                      ----------    ---------
Net cash (used in) provided by operating activities:      (544.5)     1,450.8
                                                      ----------    ---------
Cash flows from investing activities:
   Capital expenditures                                   (369.6)      (187.7)
   Software development costs                           (1,689.4)    (1,500.7)
                                                      ----------    ---------
Net cash used in investing activities:                  (2,059.0)    (1,688.4)
                                                      ----------    ---------
Cash flows from financing activities:
   Principal payments on long-term debt                    (71.3)       (48.8)
   Proceeds from long-term debt                            960.0          0.0
   Proceeds from sale of common stock pursuant to
      exercise of stock options
                                                           111.4         38.6
                                                      ----------    ---------
Net cash provided by (used in) financing activities      1,000.1        (10.2)
                                                      ----------    ---------
Effect of exchange rate changes on cash                     88.1        (82.6)
                                                      ----------    ---------
Net increase in cash and cash equivalents               (1,515.3)      (330.4)

Cash and cash equivalents, beginning of year             2,146.3      2,634.2
                                                      ----------    ---------
Cash and cash equivalents, end of period              $    631.0    $ 2,303.8
                                                      ==========    =========

                                                                           F-3
                                                                         Page 13

         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000's)

                                                               Six months ended
                                                                 September 30,
                                                           -------------------------
                                                              1996          1995
                                                           -----------   -----------
                                                           (unaudited)   (unaudited)
Reconcilation of net income (loss) to net cash
   provided by operating income activities:

Net income (loss)                                           $  251.9       ($178.2)

Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization of property and
      equipment                                                500.9         454.5
   Amoritzation of software development costs                1,021.5         804.3
   Amoritzation of other assets                                 40.8          42.0
   Non-cash restructuring charge                               871.5           -
   Non-cash office consolidation and relocation charge           -           665.9
   Non-cash 401k matching contribution                          32.5           -
   Decrease in accounts receivable                             868.9         602.0
   Increase in current income taxes receivable                (661.0)        (56.6)
   (Increase) decrease in inventories                         (133.7)        111.8
   Increase in prepaid expenses and other assets              (491.0)        (36.4)
   Increase in LT accounts receivable                       (1,905.5)          -
   (Decrease) increase in accounts payable                     167.4        (953.6)
   (Decrease) increase in customer deposits                     (5.5)         90.3
   Decrease in accrued bonuses                                (475.0)          -
   (Decrease) increase in other accrued liabilities           (101.5)         27.0
   Decrease in deferred service revenue                       (526.7)       (122.2)
                                                            --------      --------
Net cash provided by operating activities                    ($544.5)     $1,450.8
                                                            ========      ========






                                                                           F-4
                                                                         Page 14

         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (000's, except for number of shares)

                                                      Common Stock
                                              ------------------------------
                                                                  Additional                Foreign
                                               Number       Par    Paid-in      Retained    Currency
                                              of Shares    Value   Capital      Earnings   Translation      Total
                                              ----------------------------------------------------------------------
Balance, March 31, 1996 (audited)             3,747,882    $374.8  $6,127.7     $6,180.1     ($68.3)       $12,614.3

Net income (unaudited)                                                             251.9                       251.9

Sale of common stock pursuant to exercise
   of stock options                              18,000       1.8     109.6                                    111.4

Issuance of common stock for 401K Company
   matching contribution                          2,022       0.2      32.3                                     32.5

Foreign currency translation adjustment
  (unaudited)                                                                                  88.1             88.1
                                              ---------    ------  --------     --------      -----        ---------
Balance, September 30, 1996 (unaudited)       3,767,904    $376.8  $6,269.6     $6,432.0      $19.8        $13,098.2
                                              ---------    ------  --------     --------      -----        ---------




                                                                          F-5
                                                                        Page 15

         See accompanying notes to consolidated financial statements

                        CITATION COMPUTER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The interim financial information for the three and six month periods ended September 30, 1996 and 1995 is unaudited.
           Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 26, 1996, which includes financial statements and notes thereto for the year ended March 31, 1996.

           In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at September 30, 1996, the Statement of Operations for the three and six months ended September 30, 1996 and 1995, the Statement of Cash Flows for the six months ended September 30, 1996 and 1995, and the Statement of Shareholders' Equity for the six months ended September 30, 1996. The interim results, however, are not necessarily indicative of results for any future period.

2.   RESTRUCTURING OF OPERATIONS

           During the second quarter of fiscal 1997, the Company took a $1.3 million pretax charge against earnings for restructuring its operations in the United Kingdom. Included in the charge is $0.6 million related to the write-off of capitalized software costs, and $0.2 million for severance and closure costs, and $0.5 million for other assets.

3.   OFFICE CONSOLIDATION AND RELOCATION

           In June, 1995 the Company decided to consolidate the majority of the operations of it's Madison facility into its St. Louis headquarters. A pretax charge of $1.0 million was recorded in the first quarter of 1995 results of operations to provide for the costs of the consolidation of facilities and relocation of certain employees and equipment.



                                                                           F-6
                                                                         Page 16

4.   INVENTORIES

         Inventories consist of the following:

                                                Sept. 30,     March 31,
                                                 1996           1996
                                                ---------     ---------
         Hardware and third party software       $453.4        $322.0
         Field service equipment                  217.4         215.1
                                                 ------        ------
                                                 $670.8        $537.1
                                                 ======        ======

5.   GRANTING OF STOCK OPTIONS

         During the three months ended September 30, 1996 nonqualified options to purchase 80,000 shares of Common Stock were granted at an exercise price of $14.25 per share. The options become exercisable six months after the date of grant. In addition, qualified options to purchase 2,000 shares of Common Stock were issued at an exercise price of $15.75 per share. These options become exercisable six months after the date of grant.

6.   COMMITMENTS

         The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.

7.   LONG-TERM ACCOUNTS RECEIVABLE

         The Company has provided extended payment terms to an overseas customer for a maximum period of three years.

8.   ACQUIRED REIMBURSEMENT MANAGEMENT SYSTEM

         On August 26, 1996, the Company acquired a reimbursement management system from Computer Systems Excellence, Inc. for $1.2 million. The Company paid $0.7 million at closing and recorded $0.5 million debt to be paid in eight quarterly payments. Software development in the amount of $0.7 million has been capitalized.

9.   SUBSEQUENT EVENTS.

         On July 16, 1996 the Company filed a registration statement with the Securities and Exchange Commission covering a proposed offering of 2,732,311 shares of its Common Stock, of which 732,311 shares were offered for the account of certain current shareholders. The proposed offering was terminated on October 8, 1996 and no sales were made pursuant to it. As of September 30, 1996, $0.1 million was included in other prepaid expenses which will be written off in the third quarter of fiscal 1997.



                                                                          F-7
                                                                        Page 17

                                EXHIBIT INDEX


Exhibit                                                          Sequential Page
Number   Exhibit                                                     Number
------   -------                                                 ---------------
3(a)     Restated Articles of Incorporation of the Company;             *
         incorporated by reference to the corresponding
         Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332

3(b)     Restated By-laws of the Company; incorporated by               *
         reference to the corresponding Exhibit to the
         Company's Registration Statement of Form S-1 of the
         Company, Registration No. 33-48332

4(a)     Specimen Common Stock Certificate; incorporated by             *
         reference to the corresponding Exhibit to the
         Company's Registration Statement on Form S-1 of the
         Company, Registration No. 33-48332

4(b)     Registration Rights Agreement, dated May 29, 1992,             *
         between the Company and Capital For Business, Inc;
         incorporated by reference to the corresponding
         Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332

27(a)    Financial Data Schedule

*Incorporated by reference as set forth in Exhibit description.





CITATION Computer Systems, Inc.
Form 10-QSB                                                             Page 18