Form 10-Q
period 1996-12-31
CITATION COMPUTER SYSTEMS INC
filed 1997-02-13
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------

                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
            (Exact name of the Company as specified in its charter)


        MISSOURI                                                43-1174397
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                        63017
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

                                 (314) 579-7900
             -----------------------------------------------------
             (The Company's telephone number, including area code)

                              --------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No [ ]

The number of shares outstanding of the Company's Common Stock, par value $0.10 per share, at February 7, 1997, was 3,791,025 shares.

Exhibit Index on Page 19                                            Page 1 of 19

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See pages F-1 to F-8 hereof.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996, TO THREE MONTHS ENDED DECEMBER 31, 1995.


     GENERAL. The Company reported a net loss of $0.43 per share, or $1.6 million, for the third quarter of fiscal 1997, compared with net income of $0.22 per share, or $0.8 million, in the comparable period of fiscal 1996. As described below, net earnings from ongoing operations on a pro forma basis, excluding UK results of operations, restructuring and consolidation charges and secondary offering expenses decreased from $0.7 million or $0.19 per share in the third quarter of fiscal 1996 to a net loss of $0.9 million or $0.24 per share in the third quarter of fiscal 1997. The decline in profitability from the prior year was principally the result of three factors: lower sales volume; lower gross margins due to unfavorable product mix; and higher research and development spending on new products, coupled with lower capitalization amounts of research and development.

     During the second quarter of fiscal 1997, the Company filed a Registration Statement for the issuance of additional common shares. The secondary offering was terminated on October 8, 1996, and $0.5 million of non-operating charges related to the offering were expensed in the third quarter of fiscal 1997.

     During the third quarter of fiscal 1997, the Company recorded an additional $0.2 million pretax charge to cover the restructuring of its operations in the United Kingdom, bringing total UK restructuring charges in fiscal 1997 to $1.5 million. As part of its ongoing efforts to reduce costs and improve operating efficiency, the Company consolidated development and other functions previously performed in the United Kingdom into its St. Louis headquarters and wrote off capitalized software related to discontinued development projects in the United Kingdom. See Notes 2 and 11 of the consolidated financial statements for further information.

     On January 22, 1997, the Company announced a preliminary agreement to sell its United Kingdom operations to Health Systems Limited, which will also become CITATION's exclusive distributor for its clinical software products in the UK. Under the terms of the Memorandum of Understanding, Health Systems Limited will acquire CITATION's operating assets, retain the majority of the Company's employees in the UK, and assume responsibility for CITATION's existing customers and contracted commitments in the UK. The transaction will result in a loss of between $0.35 and $0.40 per share to be recognized in the fourth quarter of fiscal 1997.

     During the nine months of fiscal 1996, the Company recorded $1.1 million pretax charge to cover office consolidation and relocation expenses associated with the consolidation of the Company's facilities in Madison, Wisconsin, into its St. Louis headquarters. See Note 3 of the consolidated financial statements for further information.

     The following pro forma information presents the Company's operations with the UK operating results and UK restructuring charges shown on a separate line item. Further, pro forma earnings per share from ongoing operations is presented excluding UK results of operations, restructuring and consolidation charges and secondary offering expenses:


(000's, except per share amount)            Three Months Ended                  Nine Months Ended
                                       ----------------------------       ------------------------------
                                          12/31/96       12/31/95            12/31/96        12/31/95
                                       -------------   ------------       -------------    -------------
Sales                                     $ 3,861         $5,375             $ 16,212          $15,027
Cost of sales                               2,207          2,104                6,853            6,352
                                          -------         ------             --------          -------
Gross profit                                1,654          3,271                9,359            8,675
Operating expenses                          3,149          2,141                7,146            6,021
Restructuring/operations - UK                 597          (272)                3,903              596
Office consolidation & relocation               -             58                    -            1,058
                                          -------         ------             --------          -------
Operating income (loss)                    (2,092)         1,344              (1,690)            1,000
Other income (expense), net                   (36)             3                 (26)               55
Secondary offering expense                   (543)             -                (543)                -
                                          -------         ------             --------          -------
Income (loss) before taxes                 (2,671)         1,347              (2,259)            1,055
Provision (benefit) for income
taxes                                      (1,042)           525                (881)              411
                                          -------         ------             --------          -------
Net income (loss)                         ($1,629)          $822             ($1,378)             $644
                                          =======         ======             ========          =======
Earnings (loss) per share:
  Ongoing operations                       ($0.24)         $0.19                $0.35            $0.44
  Consolidation charge - Madison                -         (0.01)                    -           (0.17)
  Restructuring/operations - UK             (0.10)          0.04               (0.63)           (0.10)
  Secondary offering expense                (0.09)             -               (0.09)                -
                                          -------         ------             --------          -------
   Reported EPS - income (loss)            ($0.43)         $0.22              ($0.37)            $0.17
                                          =======         ======             ========          =======

     Any forward looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns in any of the Company's markets, competitors, new entrants into the Company's markets, increased price pressure, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     REVENUES. Total revenue decreased 37.5% from $6.5 million for the third quarter of fiscal 1996 to $4.0 million for the third quarter of fiscal 1997, due to a 55.3% decrease in system sales revenue and a decrease of 2.2% in service revenue.

     System sales revenue for the third quarter decreased $2.4 million from $4.3 million in fiscal 1996 to $1.9 million in fiscal 1997. The decrease in system sales was primarily attributable to a decrease in the number of systems shipped in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. System sales represented 47.6% and 66.5% of total revenues for the third quarter of fiscal 1997 and 1996, respectively.

     Service revenue for the third quarter decreased from $2.2 million in fiscal 1996 to $2.1 million in fiscal 1997. This is primarily due to a decrease in contract renewals during the quarter from an earlier consolidation in the healthcare industry which has not yet been offset by sales to new customers. Service revenue represented 52.4% and 33.5% of total revenues for the third quarter of fiscal 1997 and 1996, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales include hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold increased from 40.3% in the third quarter of fiscal 1996 to 63.5% in the third quarter of fiscal 1997. For the third quarter of fiscal 1996 and 1997, total cost of products and services sold were $2.6 million for both periods.

     The increase in the percentage of cost of products and services sold as a percent of total revenues was primarily due to the costs of products and services declining less than the decrease in total revenue due to changes in
product mix and the fixed component of the cost of services.   Software
amortization costs of $0.5 million in the third quarter of fiscal 1996 and $0.6 million in the third quarter of fiscal 1997 represented 18.2% and 24.2%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues decreased from 59.7% in the third quarter of fiscal 1996 to 36.5% in the third quarter of fiscal 1997. The decrease in gross profit as a percentage of total revenues was primarily attributable to the decrease in system sales revenue and the cost factors mentioned in the previous paragraph.

RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the third quarter of fiscal 1996 and 1997 are as follows (000's):


                                                         FY97             FY96
R&D EXPENSE                                            3RD QTR.         3RD QTR.
                                                       --------         --------
R&D spending                                           $1,422.2           $911.8
Less - R&D capitalized                                    385.0            524.4
                                                       --------         --------
    Total R&D expense                                   1,037.2            387.4
Software amortization (cost of prod. sold)                620.4            475.2
                                                       --------         --------
Total R&D expense                                     $1,657.6           $862.6
                                                       ========         ========
SOFTWARE DEVELOPMENT COST, NET
Beginning of period                                    $4,843.0         $4,638.8
R&D capitalized per above                                 385.0            524.4
                                                       --------         --------
                                                        5,228.0          5,163.2
Less software amortization                               (620.4)         (475.2)
Other adjustments                                          46.9           (16.4)
                                                       --------         --------
End of period                                          $4,654.5         $4,671.6
                                                       ========         ========

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the third quarter of fiscal years 1996 and 1997, the Company capitalized 57.5% and 27.1%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased from 31.9% in the third quarter of fiscal 1996, to 58.6%, in the third quarter of fiscal 1997. The percentage increase is due mainly to the reduction in sales, which was not offset by a decrease in expenses. Total selling and administrative expenses increased $0.3 million to $2.4 million in this year's third quarter, primarily due to higher marketing expenses in anticipation of the introduction of new products.

     OPERATING INCOME. Operating income decreased $3.4 million in the third quarter of fiscal 1997, compared with the third quarter of fiscal 1996. The operating margin decreased from 20.8% to a negative 51.8% in the third quarter of fiscal 1996 and 1997, respectively, reflecting the effect of the reduced sales and lower margins, increased research and development expenses and increased selling, general and administrative expense.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996, TO NINE MONTHS ENDED DECEMBER 31, 1995.

     GENERAL. The Company's reported net loss was $0.37, or $1.4 million, in the first nine months of fiscal 1997, compared with net income of $0.17 per share, or $0.6 million, in the comparable period of fiscal 1996. As described previously, net earnings from ongoing operations on a pro forma basis, excluding UK results of operations, restructuring and consolidation charges and secondary offering expenses, decreased from $0.44 per share, or $1.7 million, in the first nine months of fiscal 1996, to $0.35 per share, or $1.3 million, in the first nine months of fiscal 1997.

     REVENUES. Total revenue increased 1.9% to $17.0 million for the first nine months of fiscal 1997 from $16.7 million for the first nine months of fiscal 1996, which reflects flat system sales revenue and a slight increase in service revenue.

     System sales revenue for the first nine months increased by $0.1 million, from $10.1 million in fiscal 1996 to $10.2 million in fiscal 1997. The 0.8% increase in system sales was primarily attributable to the lower number of systems shipped in the third quarter of fiscal 1997 compared to fiscal 1996. System sales for the first six months of fiscal 1997 increased $2.5 million. System sales represented 60.6% of total revenues for the first nine months of fiscal 1996 and 60.0% of total revenues for the same period in fiscal 1997.

     Service revenue for the first nine months increased by $0.2 million, from $6.6 million in fiscal 1996 to $6.8 million in fiscal 1997. The 3.4% increase was primarily due to additional sales and renewals of service contracts from existing customers. Service revenue represented 40.0% of total revenues for the first nine months of fiscal 1997 and 39.4% for the first nine months of fiscal 1996.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold increased from 45.5% in the first nine months of fiscal 1996 to 47.2% in the first nine months of fiscal 1997. The increase in the percentage of revenue is primarily due to a decrease in higher margin sales and an increase in software amortization expense partially offset by a decrease in client service expense. Systems cost of sales as a percentage of systems sales was 60.1% in the first nine months of fiscal 1997 as compared with 55.8% in the first nine months of fiscal 1996.
For the first nine months of fiscal 1997 and 1996, total cost of products and services sold were $8.0 million and $7.6 million, respectively.

     Gross profit as a percentage of total revenues decreased from 54.5% in the first nine months of fiscal 1996 to 52.8% in the first nine months of fiscal 1997. In dollar amounts, gross profit decreased 1.3% from $9.1 million in
fiscal 1996 to $9.0 million in fiscal 1997.   The decrease in gross profit as a
percentage of total revenues was primarily attributable to a larger proportionate increase in cost when compared with the increase in revenue for the reasons indicated in the cost of products and services sold in section above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first nine months of fiscal 1996 and 1997 are as follows ($000's):


                                               FY97         FY96
R&D EXPENSE                                 NINE MONTHS  NINE MONTHS
                                            -----------  -----------
R&D spending                                 $ 4,032.7    $ 3,258.1
Less - R&D capitalized                         1,373.8      1,968.3
                                            ----------   ----------
     Total R&D expense                         2,658.9      1,289.8
Software amortization (cost of prod. sold)     1,641.9      1,279.5
                                            ----------   ----------
Total R&D expense                           $  4,300.8   $  2,569.3
                                            ==========   ==========
                                               FY97         FY96
SOFTWARE DEVELOPMENT COST, NET              NINE MONTHS  NINE MONTHS
                                            -----------  -----------
Beginning of period                          $ 4,762.5    $ 3,942.3
R&D capitalized per above                      1,373.8      1,968.3
Software acquired (C-MAX)*                       651.7           --
                                            ----------   ----------
                                               6,788.0      5,910.6
Less - write-off - UK                           (587.3)          --
     Software amortization                    (1,641.9)    (1,279.5)
Other adjustments                                 95.7         40.5
                                            ----------   ----------
End of period                                $ 4,654.5    $ 4,671.6
                                            ==========   ==========

     *Software acquired relates to the purchase of the contract management system. See Note 8 of the consolidated financial statements for further information.

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in developing software for a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the nine months of fiscal years 1996 and 1997, the Company capitalized 60.4% and 34.0%, respectively, of software development costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased from $5.8 million in the first nine months of fiscal 1996 to $6.6 million in the first nine months of fiscal 1997, an increase of 13.7%. Total selling and administrative expenses increased primarily due to expenditures associated with higher selling, marketing and administrative costs to support operations. Selling and administrative expenses as a percentage of total revenues increased from 34.5% in fiscal 1996 to 38.6% in fiscal 1997.

     OPERATING INCOME. Operating income decreased from $2.1 million, excluding the $1.1 million relocation charge, in the first nine months of fiscal 1996 to an operating loss of $0.2 million, excluding the $1.5 million restructuring
charge, in the first nine months of fiscal 1997.   Including the respective
charges, operating income decreased from $1.0 million to a loss of $1.7 million in the first nine months of fiscal 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. At December 31, 1996, the Company had cash and cash equivalents in the amount of $0.6 million as compared to $2.1 million at March 31, 1996. The cash balance decreased by $1.5 million primarily due to amounts used for operating activities ($0.7 million), investing activities ($2.6 million), and repayment of debt ($0.1), offset by the proceeds from the sale of common stock ($0.2 million) and borrowings under a line of credit ($1.5 million).

     As of December 31, 1996, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory, and equipment. The Company has $1.5 million in borrowings outstanding under the line of credit agreement at December 31, 1996. The Company is currently negotiating an increase in the line of credit facility to $3.0 million.

     During the first six months of fiscal 1997, the Company paid $0.7 million at closing and recorded a liability of $0.5 million relating to the purchase of the contract management system to be paid in eight quarterly payments. The first quarterly payment was made during the third quarter of fiscal 1997.

     The Company anticipates using cash and debt for general corporate purposes, including: financing international growth and development efforts; financing enhancements and expansion of the Company's product line; and financing capital improvements.

     The Company believes that its cash and cash equivalents, together with its borrowing facilities, cash generated from operations, and other liquidity sources, will be sufficient to fund its anticipated cash requirements. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collection of its accounts receivable.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no reportable proceedings.

ITEM 2. CHANGE IN SECURITIES


     (a) Not applicable.

     (b) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) Not applicable.

     (b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

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



                                        CITATION COMPUTER SYSTEMS, INC.


Date: February 13, 1997                 By: /s/ Richard D. Neece
     -------------------                   -----------------------------------
                                        Richard D. Neece
                                        Executive Vice President
                                          & Chief Financial Officer
                                        (Principal Financial &
                                          Accounting Officer)

                       CITATION Computer Systems, Inc.
                         CONSOLIDATED BALANCE SHEET
                                   (000's)

                                                               Dec. 31         March 31,
                                                                 1996             1996
                                                             -----------      ----------
                                                             (unaudited)       (audited)
Assets
Current assets:
   Cash                                                           $651.2         $2,146.3
   Accounts receivable:
      Trade, net                                                 8,878.3         10,919.4
      Other                                                         28.2             35.6
   Inventories (Note 4)                                            749.9            537.1
   Prepaid expenses and other current assets                       490.3            704.3
   Income taxes receivable                                         600.0              -
   Deferred tax asset                                              957.6             82.7
                                                               ---------        ---------
Total current assets                                            12,355.5         14,425.4

Software development costs, net                                  4,654.5          4,762.5
Property and equipment, net                                      1,496.1          1,756.1
Long-term accounts receivable (Note 7)                           1,657.3              -
Other assets                                                       710.4            313.2
                                                               ---------        ---------
Total assets                                                   $20,873.8        $21,257.2
                                                               =========        =========
Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                              $143.0           $143.0
   Accounts payable                                              1,979.2          1,420.6
   Accrued bonuses                                                   -              475.0
   Other accrued liabilities                                     1,524.7          2,161.0
   Deferred service revenue                                      1,761.2          2,316.9
                                                               ---------        ---------
Total current liabilities                                        5,408.1          6,516.5

Long-term debt                                                   1,867.7            450.0
Deferred tax liability                                           1,465.0          1,676.4
Other long term liabilities                                        393.7             -
                                                               ---------        ---------
                                                                 9,134.5          8,642.9
                                                               ---------        ---------

Commitments (Note 6)                                                 -                -
Shareholders' equity:
   Common stock                                                    379.0            374.8
   Paid-in capital                                               6,378.2          6,127.7
   Retained earnings                                             4,802.5          6,180.1
   Equity adjustment from foreign currency translation             179.6            (68.3)
                                                               ---------        ---------
                                                                11,739.3         12,614.3
                                                               ---------        ---------
Total liabilities and shareholders' equity                     $20,873.8        $21,257.2
                                                               =========        =========

                                                                             F-1
                                                                         Page 11
         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                       (000's, except per share data)

                                                                   Three months ended           Nine months ended
                                                                      December 31,                 December 31,
                                                               -------------------------    -------------------------
                                                                  1996          1995           1996          1995
                                                               -----------   -----------    -----------   -----------
                                                               (unaudited)   (unaudited)    (unaudited)   (unaudited)
Net system sales and service revenues:
   System sales                                                  $1,920.9      $4,293.1      $10,230.8     $10,145.1
   Service revenue                                                2,116.6       2,164.0        6,816.9       6,591.8
                                                                ---------      --------      ---------      --------
                                                                  4,037.5       6,457.1       17,047.7      16,736.9
                                                                ---------      --------      ---------      --------

Cost of products and service sold:
   System costs                                                   1,945.9       2,002.7        6,148.2       5,665.1
   Service costs                                                    617.1         602.1        1,891.8       1,944.2
                                                                ---------      --------      ---------      --------
                                                                  2,563.0       2,604.8        8,040.0       7,609.3
                                                                ---------      --------      ---------      --------

      Gross profit                                                1,474.5       3,852.3        9,007.7       9,127.6

Research and development expense                                  1,037.2         387.4        2,658.9       1,289.8
Selling and administrative expenses                               2,366.3       2,062.4        6,571.7       5,779.4
Restructuring charge (Note 2)                                       163.5           -          1,467.0           -
Office consolidation and relocation expenses (Note 3)                 -            58.2            -         1,058.2
                                                                ---------      --------      ---------      --------

Operating income (loss)                                          (2,092.5)      1,344.3       (1,689.9)      1,000.2

Other income:
   Other income (expense), net                                      (36.4)          3.0          (26.1)         55.0
   Secondary offering expenses (Note 9)                            (542.5)          -           (542.5)          -
                                                                ---------      --------      ---------      --------

Income (loss) before income taxes                                (2,671.4)      1,347.3       (2,258.5)      1,055.2

Provision (benefit) for income taxes                             (1,041.9)        524.8         (880.9)        410.9
                                                                ---------      --------      ---------      --------

Net income (loss)                                               ($1,629.5)       $822.5      ($1,377.6)       $644.3
                                                                =========      ========      =========      ========

Net earnings (loss) per common share:
      Primary and fully diluted                                    ($0.43)        $0.22         ($0.37)        $0.17
                                                                ---------      --------      ---------      --------
Weighted average number of shares used in
   computing net earnings per common share:
      Primary and fully diluted                                     3,779         3,730          3,765         3,732
                                                                =========      ========      =========      ========


                                                                             F-2
                                                                         Page 12
         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000's)

                                                                    Nine months ended
                                                                         December 31,
                                                                  ---------------------------
                                                                     1996            1995
                                                                  -----------     -----------
                                                                  (unaudited)     (unaudited)
Cash flows from operating activities:
   Cash received from customers                                    $16,891.8       $15,705.1
   Cash paid to suppliers and employees                            (17,705.4)      (13,544.3)
   Cash paid for restructuring charge                                 (191.1)            -
   Cash paid for office consolidation and relocation                     -            (758.3)
   Income taxes paid                                                   250.3            56.9
   Interest paid                                                       (94.9)          (41.7)
   Interest received and other                                         114.9            96.7
                                                                   ---------       ---------

Net cash (used in) provided by operating activities:                  (734.4)        1,514.4
                                                                   ---------       ---------

Cash flows from investing activities:
   Capital expenditures                                               (513.6)         (210.5)
   Software development costs                                       (2,121.3)       (2,008.8)
                                                                   ---------       ---------

Net cash used in investing activities:                              (2,634.9)       (2,219.3)
                                                                   ---------       ---------

Cash flows from financing activities:
   Principal payments on long-term debt                                (99.2)         (330.4)
   Proceeds from long-term debt                                      1,517.0           201.0
   Proceeds from sale of common stock pursuant to
      exercise of stock options                                        208.5            38.6
                                                                   ---------       ---------


Net cash provided by (used in) financing activities                  1,626.3           (90.8)
                                                                   ---------       ---------

Effect of exchange rate changes on cash                                247.9          (159.4)
                                                                   ---------       ---------

Net decrease in cash and cash equivalents                           (1,495.1)         (955.1)

Cash and cash equivalents, beginning of year                         2,146.3         2,634.2
                                                                   ---------       ---------
Cash and cash equivalents, end of period                              $651.2        $1,679.1
                                                                   =========       =========



                                                                             F-3
                                                                         Page 13
         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000's)

                                                                          Nine months ended
                                                                             December 31,
                                                                     -----------------------------
                                                                         1996              1995
                                                                     -----------       -----------
                                                                     (unaudited)       (unaudited)
Reconcilation of net income (loss) to net cash (used in)
   provided by operating income activities:

Net income (loss)                                                      ($1,377.6)           $644.3

Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization of property and
      equipment                                                            763.7             681.9
   Amoritization of software development costs                            1,641.9           1,279.5
   Amoritization of other assets                                             71.0              62.7
   Non-cash restructuring charge                                           988.2               -
   Non-cash office consolidation and relocation charge                       -               300.0
   Non-cash 401k matching contribution                                      46.1               -
   (Increase) decrease in accounts receivable                            1,641.0          (1,287.6)
   (Increase) decrease in current income taxes receivable                 (630.6)            467.8
   (Increase) decrease in inventories                                     (212.8)             54.5
   (Increase) decrease in prepaid expenses and other assets               (339.1)             66.9
   Increase in deferred tax asset                                         (874.9)              -
   Increase in long term accounts receivable                            (1,657.3)              -
   (Decrease) increase in accounts payable                                 558.6            (989.9)
   (Decrease) increase in customer deposits                                (82.8)            289.0
   Decrease in accrued bonuses                                            (475.0)              -
   (Decrease) increase in other accrued liabilities                       (239.1)             62.6
   Decrease in deferred service revenue                                   (555.7)           (117.3)
                                                                       ---------          --------
Net cash (used in) provided by operating activities                      ($734.4)         $1,514.4
                                                                       =========          ========





                                                                             F-4
                                                                         Page 14
         See accompanying notes to consolidated financial statements

                       CITATION Computer Systems, Inc.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (000's, except for number of shares)

                                                                   Common Stock
                                                           -----------------------------
                                                                              Additional               Foreign
                                                             Number     Par    Paid-in    Retained    Currency
                                                           of Shares   Value   Capital    Earnings   Translation    Total
                                                           ---------   -----  ----------  --------   -----------    -----
Balance, March 31, 1996 (audited)                          3,747,882   $374.8   $6,127.7   $6,180.1     ($68.3)    $12,614.3

Net income (unaudited)                                                                     (1,377.6)                (1,377.6)

Sale of common stock pursuant to exercise
   of stock options                                           39,293      3.9      204.7                               208.6

Issuance of common stock for 401K Company
   matching contribution                                       3,038      0.3       45.8                                46.1

Foreign currency translation adjustment (unaudited)                                                      247.9         247.9
                                                           ------------------------------------------------------------------
Balance, September 30, 1996 (unaudited)                    3,790,213   $379.0   $6,378.2   $4,802.5     $179.6     $11,739.3
                                                           ------------------------------------------------------------------





                                                                             F-5
                                                                         Page 15
         See accompanying notes to consolidated financial statements

                        CITATION COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information for the three and nine month periods ended December 31, 1996 and 1995 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 26, 1996, which includes financial statements and notes thereto for the year ended March 31, 1996.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at December 31, 1996, the Statement of Operations for the three and nine months ended December 31, 1996 and 1995, the Statement of Cash Flows for the nine months ended December 31, 1996 and 1995, and the Statement of Shareholders' Equity for the nine months ended December 31, 1996. The interim results, however, are not necessarily indicative of results for any future period.

2.   RESTRUCTURING OF OPERATIONS

         During the second and third quarters of fiscal 1997, the Company recorded a $1.5 million pretax charge against earnings for restructuring its operations in the United Kingdom. Included in the charge is $0.6 million related to the write-off of capitalized software costs, and $0.3 million for severance and closure costs, and $0.6
         million for other assets.   See also Note 11 to the consolidated
         financial statements.

3.   OFFICE CONSOLIDATION AND RELOCATION

         In June, 1995 the Company decided to consolidate the majority of the operations of its Madison facility into its St. Louis headquarters. A pretax charge of $1.1 million was recorded in the first and third quarters of 1995 statement of operations to provide for the costs of the consolidation of facilities and relocation of certain employees and equipment.




                                                                           F-6
                                                                         Page 16

4.   INVENTORIES


         Inventories consist of the following:
                                               Dec. 31,     March 31,
                                                1996          1996
                                               --------     --------
         Hardware and third party software      $521.4       $322.0
         Field service equipment                 228.5        215.1
                                                ------       ------
                                                $749.9       $537.1
                                                ======       ======


5.    GRANTING OF STOCK OPTIONS

         During the nine months ended December 31, 1996 nonqualified options to purchase 80,000 shares of Common Stock were granted at an exercise price of $14.25 per share. The options become exercisable six months after the date of grant. In addition, qualified options to purchase 2,000 shares and 8,000 shares of Common Stock were issued at exercise prices of $15.75 and $11.00 per share, respectively. These options become exercisable beginning six months after the date of grant with various vesting periods.

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


8.   ACQUIRED CONTRACT  MANAGEMENT SYSTEM

         On August 26, 1996, the Company acquired a contract management system from Computer Systems Excellence, Inc. for $1.2 million. The Company paid $0.7 million at closing and recorded a liability of $0.5 million to be paid in eight quarterly payments. Acquired software development in the amount of $0.7 million has been capitalized.

9.   REGISTRATION STATEMENT

         On July 16, 1996 the Company filed a registration statement with the Securities and Exchange Commission covering a proposed offering of 2,732,311 shares of its Common Stock, of which 732,311 shares were offered for the account of certain

                                                                           F-7
                                                                         Page 17
         current shareholders. The proposed offering was terminated on October 8, 1996 and no sales of common stock were made pursuant thereto.
         During the third quarter of fiscal 1997, $0.5 million of non-operating charges related to the offering were recorded.

10.  LONG TERM DEBT

         As of December 31, 1996, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company has $1.5 million in borrowings outstanding under the line of credit agreement at December 31, 1996.

11.  SUBSEQUENT EVENTS

         On January 22, 1997, the Company announced a preliminary agreement to sell its United Kingdom operations to Health Systems Limited, which will also become CITATION's exclusive distributor for its clinical software products in the UK. Under the terms of the Memorandum of Understanding, Health Systems Limited will acquire CITATION's operating assets, retain the majority of the Company's employees in the UK, and assume responsibility for CITATION's existing customers and contracted commitments in the UK. The transaction will result in a loss of between $0.35 and $0.40 per share to be recognized in the fourth quarter of fiscal 1997.

                                                                           F-8
                                                                         Page 18

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

















CITATION Computer Systems, Inc.
Form 10-QSB
                                                                         Page 19