Form 10KSB
period 1997-03-31
CITATION COMPUTER SYSTEMS INC
filed 1997-06-30
CIK 888330

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-20284

                         CITATION COMPUTER SYSTEMS, INC.

               (Exact name of company as specified in its charter)

             MISSOURI                                      43-1174397
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

         424 SOUTH WOODS MILL ROAD, SUITE 200                  63017
               CHESTERFIELD, MISSOURI                        (Zip Code)
       (Address of principal executive offices)

         Company's telephone number, including area code: (314) 579-7900

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.10 PER SHARE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. _____

Company's revenues for the fiscal year ended March 31, 1997, were $22,005,000.

On June 20, 1997, the aggregate market value of the Company's voting stock held by non-affiliates was $22,547,393.

On June 20, 1997, there were 3,803,717 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Company.

Parts II incorporates information by reference from the Annual Report to Shareholders dated June 9, 1996. Part III incorporates information by reference from the definitive Proxy Statements to be used in connection with the Company's Annual Meeting of Shareholders to be held on August 15, 1997, and to be filed no later than 120 days after Company's fiscal year end.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         CITATION Computer Systems, Inc. ("CITATION" or the "Company") was organized in 1979 as a Missouri corporation. The Company's principal executive office is located at 424 South Woods Mill Road, Suite 200, Chesterfield, Missouri 63017 (a suburb of St. Louis) and its telephone number is (314) 579-7900.

INTRODUCTION

         CITATION designs, develops, markets and supports patient-centered clinical and financial information systems for hospitals, clinics, physicians' groups and emerging Integrated Delivery Networks ("IDNs"). The Company offers a comprehensive suite of products using open client/server architecture that meets a broad range of the information systems needs of the healthcare industry. These products integrate patient care processes within the enterprise and provide community-wide patient registration and identification throughout the IDN. The Company's systems are modular, scalable and allow clients to leverage their investments in existing systems. Individual components of the Company's systems can function independently, giving clients the ability to build their system over time and to integrate existing software which is meeting their current needs. CITATION's systems are installed in over 400 institutions ranging in size from under 100 beds to over 1,000 beds. CITATION markets its products directly in the United States and Canada, as well as through distribution partners in the United Kingdom and Europe, India, the Far East and Latin America.

INDUSTRY BACKGROUND

         The United States healthcare industry is undergoing rapid change. Historically, reimbursement for healthcare services has been based on a fee-for-service model of payment. With increasing pressure to reduce costs, managed care organizations and other payors are shifting the economic risk for the delivery of care to providers through alternative reimbursement models, including capitation and fixed fees. As a result, healthcare providers such as hospitals, multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create IDNs. IDNs are designed to serve all of the healthcare needs of regional populations while achieving economies of scale.




CITATION Computer Systems, Inc.                                           Page 2
Form 10-KSB for FYE 3/31/97

         In order to lower healthcare delivery costs while maintaining or improving the quality of patient care, providers need access to detailed clinical and management information to (i) manage the patient care process throughout the IDN; (ii) automate patient care documentation; (iii) compare care provider performance and clinical and cost outcomes both within the organization and to established norms; (iv) monitor performance under managed care contracts;
(v) monitor practice patterns of care providers; (vi) measure the effectiveness of new technologies and therapeutics; and (vii) support intra and inter facility communication. A comprehensive healthcare information system must be able to assist both clinicians and administrators in managing patient information throughout the continuum of care.

         Certain information-intensive departments of healthcare organizations, such as laboratories, were early adopters of information systems in order to manage workflow and clinical data. However, as multiple legacy systems have become increasingly prominent on an enterprise-wide basis, the integration of these systems across the enterprise has become more difficult given the different architectures, platforms and operating systems of these information systems.

         Integration and accessibility to patient information are increasingly necessary for healthcare providers to operate efficiently and improve the quality of patient care. As the need for readily accessible information throughout the healthcare enterprise continues to grow, hospitals, providers and payors of all sizes are faced with the challenge of implementing healthcare information systems that are scalable, capable of working with existing information systems and flexible to adapt to changes in the healthcare marketplace. Also, such systems must be patient-centered, integrating all aspects of managing the healthcare process, such as clinical care, financial management and administrative decision support.

THE CITATION SOLUTION

         CITATION designs, develops, markets and supports products that address the healthcare industry's need for patient-centered, fully integrated clinical and financial information systems. CITATION's products are designed using a modular, client/server approach, offering clients the ability to build their systems over time and to allow existing legacy applications to interoperate with the Company's products.

         CURES, the Common User Registration Entry System, which the Company expects to ship to clients in the fall of 1997, distributes demographic and health assessment information across multiple disparate entities within healthcare enterprises or IDNs. CURES serves as a central collection point for all patient demographic and health status information, streamlining the intake process by




CITATION Computer Systems, Inc.                                           Page 3
Form 10-KSB for FYE 3/31/97
eliminating repetitive registration questions about medical history and eligibility information.

BUSINESS STRATEGY

         CITATION's goal is to leverage its experience of over fifteen years with client/server application solutions to become a leading provider of healthcare information systems. The Company's strategy for achieving this goal includes the following elements:

         TARGET COMPREHENSIVE SYSTEM SALES. CITATION intends to focus its sales efforts on selling larger, more comprehensive systems to hospitals with 250 beds or less and IDNs to address a broad range of needs. The Company will aggressively promote its clinical and administrative suites of products.

         LEVERAGE EXISTING CLIENT BASE. With an installed base of almost 400 facilities, the Company believes it has the potential to cross-sell additional products to its existing clients because many of those clients have not purchased all of the Company's products. CITATION's products are modular in design and can be added over time as each client's needs expand and evolve.

         EXPAND PRODUCT PORTFOLIO. The Company plans to expand its product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the healthcare information systems marketplace and the Company develops and enhances products internally to meet clients' needs. If the Company can purchase or license proven products at reasonable cost on its chosen technology base it will do so in order to avoid the time and expense involved in developing products.

         CAPITALIZE ON INTERNATIONAL MARKETS. CITATION believes that a significant opportunity exists to expand the sales of its products in international markets. Healthcare providers in a number of countries have not yet invested in sophisticated information systems, and increasingly they are seeking to purchase state-of-the art products, particularly clinical information systems. The Company believes that its open, client/server architecture and modular, scalable systems provide a cost effective solution to these markets. CITATION has successfully entered several international markets through a combination of direct sales and distribution arrangements.

         EXPAND SERVICES. The Company has expanded the range of strategic client support and data interpretation services it provides in order to strengthen relationships with clients. The Company has also expanded its services to design and configure the architecture of a client's systems, including networking, systems




CITATION Computer Systems, Inc.                                           Page 4
Form 10-KSB for FYE 3/31/97
integration and data conversion. Further, the Company provides advice on data analysis to assist care providers in evaluating their operations.

PRODUCTS

         CITATION has developed a comprehensive suite of products to manage information in the healthcare enterprise. A client can purchase a comprehensive system or can buy modules separately to match a user's individual needs. CITATION's systems address the information needs of care providers and hospital administrators by enabling joint access to clinical and cost information, thereby facilitating cost containment, effective decision making and delivery of high-quality care. CITATION offers products addressing three functional areas: clinical, financial, community registration and decision support.1

                  CLINICAL. CITATION's clinical suite of products currently consists of five main components, each of which can operate independently or as part of a fully integrated system.

                  C-COM captures and tracks comprehensive patient clinical information and routes that information among departments or systems in the healthcare organization, enabling providers to evaluate quality of care, productivity and cost-effectiveness of services. C-COM accepts orders from and displays the resulting information at any networked PC location where patient care is being delivered, such as a nursing station or even the bedside. C-COM also supports hand-held, wireless technology. C-COM is currently available for DOS and Windows(TM) and will become available for Windows NT(TM) in early fall 1997.

                  C-LAB provides comprehensive laboratory automation solutions for clinics, single and multiple site hospitals and clinical and research laboratories. C-LAB automates order entry and dissemination of results and interfaces with care providers' financial systems. C-LAB consists of General Lab, Microbiology, Anatomical Pathology and Blood Bank submodules. The Blood Bank submodule is licensed by CITATION for use and implementation in C-LAB. C-LAB is currently available for DOS and is in the process of being migrated to Windows NT(TM).

                  C-CARE is a patient care management system which is designed to increase the productivity of nurses and other clinicians and to assist in the creation and management of care plans and clinical pathways. C-CARE


--------
         This document contains trademarks and trade names of other persons. These trademarks remain the property of such persons.



CITATION Computer Systems, Inc.                                           Page 5
Form 10-KSB for FYE 3/31/97
         documents variances against established care plans and clinical pathways, enabling care providers to focus on both improving the quality of care and controlling costs. This system enables the healthcare enterprise to allocate resources and schedule procedures and tests automatically. C-CARE must be used in conjunction with C-COM. C-CARE is currently available for DOS.

                  C-RIS is a radiology management system providing patient tracking, transcription, radiology reporting, auto-fax capabilities, statistical reporting, film management and mammography management. C-RIS is currently available for DOS, and will be available in August, 1997 for Windows NT(TM).

                  C-MED is a medication dispensing and inventory control system which can increase productivity through the use of tools such as bar-coding to control narcotics or floor stock items. C-MED can integrate with a hospital's other information systems to verify patient status and to provide patient billing and laboratory information. C-MED also enables a single data entry to produce patient charges, labels, profiles, inventory control and drug utilization management. The Company licenses C-MED from a third party, and it is currently available for Windows NT(TM).

                  ADMINISTRATIVE. CITATION's administrative suite consists of CURES, C-FIS, (CITATION's registration and billing system), C-GEN, (CITATION's general accounting system), and C-REC, (CITATION's medical and financial records mixed tracking system). These modules provide a flexible system for evaluating contracts, controlling costs and managing financial information for multiple entity healthcare organizations.

                  CURES, the Company's community-wide user registration system, provides a single point of collection for demographic and health assessment information across multiple disparate entities within healthcare enterprises or IDNs. CURES is capable of linking multiple healthcare facilities in a community (e.g. doctors' offices, hospitals, clinics, nursing homes, and home health agencies) as well as multiple departments within a single facility, providing each user with access to common demographic information. CURES is in final testing and the Company expects to begin beta testing in August, 1997. CURES will be available for Windows NT(TM).

                  C-FIS handles patient admissions, discharges and transfers as well as accounts receivable, patient billing and collection arrangement. C-FIS is currently available for DOS and is in the process of being migrated to Windows NT(TM).



CITATION Computer Systems, Inc.                                           Page 6
Form 10-KSB for FYE 3/31/97

                  C-GEN has a general ledger module providing budgetary comparisons as well profit and loss statements for each department or division, or for the entire enterprise. It has an accounts payable module to maintain cash management through disbursement controls. C-GEN also has the capability to handle human resources functions, tracking authorized staff positions against actual labor resources consumed. C-GEN has a payroll module which assists in managing labor costs. C-GEN is currently available for DOS and Windows NT(TM).

                  C-REC is designed to help a medical records department meet quality assurance, concurrent review, and special study requirements. C-REC is currently available for DOS and is in the process of being migrated to Windows NT(TM).

                  C-MAX provides the information necessary to manage managed care contracts and transactions with indemnity payors. C-MAX is Windows(TM) based.

         DECISION SUPPORT. C-MIS, CITATION's decision support module, provides healthcare executives access to financial and census information, as well as medical, physician, payor, rate, case mix and labor trends. The module offers report writing and word processing applications, enabling the user to produce reports tying together financial and clinical information. C-MIS includes multiple security levels to limit access to sensitive information. C-MIS is currently available for DOS.

SERVICES

         Client service is an important component of the Company's operations. As of March 31, 1997, the Company employed 45 persons in client services. The client services team generally provides implementation, application and support, education and consulting services to the Company's clients and primarily employs medical technologists and other healthcare professionals in supporting and implementing healthcare information systems. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area. Additional client services are provided through computer-based training or formal instructor-led, Company-sponsored ongoing educational courses and seminars.

         In addition, the Company provides comprehensive training for clients at its headquarters near St. Louis. Before the Company's product becomes operational, training is also provided at the client's location. The Company provides additional



CITATION Computer Systems, Inc.                                           Page 7
Form 10-KSB for FYE 3/31/97
training at the client's request for a fee. The Company offers a maintenance program covering hardware replacement, software upgrades, and telephone consulting service. Depending on the type of system, the Company offers service contracts for periods of one to five years. Customer support is available 24 hours a day.

         The Company has expanded the range of strategic client support and data interpretation services it provides in order to strengthen relationships with clients. The Company has expanded its services to design and configure the architecture of a provider's systems, including networking, systems integration and data conversion. Further, the Company provides advice on data analysis to assist care providers in evaluating their operations.

PRODUCT DEVELOPMENT

         CITATION is dedicated to providing state-of-the-art integrated systems for healthcare. The cornerstone of CITATION's system is its long-standing commitment to client/server technology. CITATION's multi-tiered products are modular in nature, using an open architecture that is easily integratable with third party systems as well as other CITATION systems.

         CITATION's current product development efforts use object-oriented programming methodologies. This allows the Company to develop applications based on reusable libraries of code that the Company believes results in more cost-effective and rapid product development cycles. The Company is a Microsoft(R) Solutions Provider and extensively employs Microsoft(R) toolsets and standards in its product development efforts. The Company believes use of these standards and tools facilitates interfacing with other systems and products. The Company also supports other industry standards such as HL/7 and the Novell Netware Network Operating System.

         The Company plans to expand its product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the healthcare information systems marketplace. The Company develops and enhances products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing products. The Company actively seeks out for acquisition and licensing other companies and products that fit into CITATION's overall product and technology plan. There is much competition for suitable acquisition candidates and there can be no assurance that the Company will be able to successfully acquire or license additional products.



CITATION Computer Systems, Inc.                                           Page 8
Form 10-KSB for FYE 3/31/97

         For the years ended March 31, 1996 and 1997, CITATION invested $4.3 million and $4.8 million, respectively, on research and development. At March 31, 1997 the Company employed 37 persons in research and development. The Company expects to continue to make significant investments in research and development, however, there can be no assurance that the Company's financial and technological resources will permit it to develop or market new products successfully or respond effectively to technological changes.

SALES AND MARKETING

         The Company markets its products in the United States and Canada through a direct sales force under the direction of the Company's Executive Vice President Sales. As of March 31, 1997, the Company's sales force consisted of 15 employees. In addition to the Company's sales force employees, the Company has a 13-person marketing team that promotes the Company's products, participates in trade shows and demonstrates the Company's products. In addition, members of the Company's development and client services departments provide pre-sales support for the Company's direct sales force in making presentations to and preparing comprehensive proposals for potential customers.

         The Company intends to focus its sales efforts on selling larger, more comprehensive systems to hospitals with 250 beds or less, and IDNs to address a broad range of needs. As part of this strategy, the Company is cross training its sales force so that each salesperson will have the background necessary to sell all of the Company's products.

         In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK based company. Under the terms of the transaction, Health Systems Limited acquired CITATION's UK operating assets, retained the majority of the Company's employees in the UK and assumed responsibility for CITATION's existing customers and contracted commitments in the UK.

         The Company markets its products internationally through distribution alliances in Europe, India, the Far East and Latin America. For example, Health Systems Limited, who purchased the UK operations, is marketing CITATION products in the UK and Europe, while Siemens Information Systems, Ltd of India is marketing these products in India. In addition, the Company has a strategic relationship with Microstate Separations Pte. Ltd. ("Microstate"), a healthcare information systems integrator based in Singapore. Microstate has agreed to purchase the Company's systems for the Indonesian, Malaysian, Hong Kong and Singapore markets. In Latin America, CITATION has a strategic arrangement with Laboratories Para Laboratorios.



CITATION Computer Systems, Inc.                                           Page 9
Form 10-KSB for FYE 3/31/97

REGULATION

         The Company is subject to the general requirements of the Food and Drug Administration's regulations for Class I Medical Devices because it produces C-CIS. The Company complies with these regulations and follows Medical Device Reporting (MDR) guidelines as well.

         Additional legislation governing the dissemination of medical record information has been proposed. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

         In addition, the healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare providers. Many lawmakers have announced that they intend to propose programs to reform the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's healthcare information systems. Even if healthcare providers do not curtail or defer investments, they may institute cost containment measures in anticipation of regulatory reform or for other reasons. These measures may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell its healthcare information systems and services. The Company cannot predict with any certainty what impact, if any, such legislative or market-driven reforms might have on its business and results of operations. There can be no assurance that such proposed changes, if adopted, would not have a material adverse effect on the Company's business and results of operations.

COMPETITION

         The market for healthcare information systems is highly competitive. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare the products offered by the Company and its competitors. The Company believes that the principal competitive factors in this market are the features, functions, and capabilities of the information systems, the user's evaluation of the ongoing support for the information systems, the potential for enhancements and future compatible products, and price. There can be no assurance that the Company will be able to compete successfully with respect to any of such factors. Many of the Company's current and potential competitors have significantly



CITATION Computer Systems, Inc.                                          Page 10
Form 10-KSB for FYE 3/31/97
greater financial, managerial, development, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce systems more rapidly than the Company or healthcare information systems with significantly greater functionality than, and superior overall performance to, those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company. The continuing consolidation of hospitals and other healthcare providers has resulted in fewer individual purchasing decisions, a trend that may favor larger vendors with greater numbers of hospitals currently under contract. Moreover, the healthcare information industry is entering a period of consolidation which could have a material adverse effect on the Company by increasing the size and strength of its competitors.

         The Company competes with a large number of other healthcare information systems vendors, some of which sell comprehensive systems and some of which sell products which compete with only one or more modules of the Company's products. The Company believes that it is competitive in the marketplace due to the functional capability, sophistication, client/server architecture and price of its software systems; the ability of each user to customize the systems to meet its unique needs; and the high level of service the Company provides to all clients.

PRODUCT LIABILITY

         The Company's products may from time to time be involved in the conveyance, retrieval or storage of confidential data. Improper disclosure of confidential information as a result of an error in the Company's healthcare information systems or any failure by the Company's systems to provide accurate and timely information could result in claims against the Company by its clients or their patients. There can be no assurance the Company will not be subject to such claims in the future, that such claims will not result in liability in excess of any insurance coverage maintained by the Company with respect to such claims, that insurance will cover such claims or that appropriate insurance will continue to be available to the Company at commercially reasonable rates.

INTELLECTUAL PROPERTY

         The Company regards its products as proprietary and relies on a combination of trade secrecy, contractual provisions, and technical measures to protect its proprietary rights. Under the Company's license agreements, the Company's clients agree not to disclose sensitive information about the system. The Company also requires each employee to sign a nondisclosure agreement at the commencement of employment. Notwithstanding these safeguards, it is



CITATION Computer Systems, Inc.                                          Page 11
Form 10-KSB for FYE 3/31/97
possible for competitors of the Company to obtain its trade secrets and to imitate its products. Furthermore, there can be no assurance that others will not independently develop software products similar to those developed or planned by the Company. The Company has decided not to apply for patent or copyright protection for its software. The Company believes that trade secret and copyright protection are less important to the Company's success than the Company's ability to further develop, enhance, and modify its software. However, the Company has decided to seek trademark protection for the names of certain of its products in order to avoid confusion in the marketplace.

EMPLOYEES

         As of March 31, 1997, the Company employed 134 persons. Of these employees, 37 were involved in product development, 45 in client services, 28 in sales and marketing and 24 in general administration, clerical and finance. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

BACKLOG

         The Company sells its products on a purchase order basis, with shipments of "turnkey" systems made shortly after receipt of executed purchase orders. As a result, the level of backlog at any particular time is not necessarily an indication of future results.






CITATION Computer Systems, Inc.                                          Page 12
Form 10-KSB for FYE 3/31/97

                          EXECUTIVE OFFICERS OF COMPANY

         The following persons constitute the executive officers and other key employees of Company. All executive officers are appointed annually at the organizational meeting of the Company's Board of Directors.

PERSON                 AGE      OFFICE/POSITION HELD
------                 ---      --------------------
J. Robert Copper       57       Chairman and Chief Executive Officer (since January 1995)

Richard D. Neece       51       Executive Vice President and Chief Financial Officer (since July
                                1995)

W. Steven Carter       42       Executive Vice President, Services (since August 1996)

Duane A. Fitch         57       Executive Vice President, Domestic Sales (since October 1996)

Russell L. Fortune     49       Executive Vice President, International Sales (since April 1997;
                                prior to that various sales positions since June 1991)

John Selestak          40       Vice President Marketing (since January 1996)

Patricia Q. Moore      50       Vice President Human Resources (since October 1995)

John P. Gilmore        55       Vice President, Controller and Treasurer (since August 1996;
                                prior to that Controller since June 1995)

Anton F. Flieg         43       Vice  President  Product  Management, Admin- istrative Suite
                                (since May 1997; prior to that Director of Sales Operations since
                                March 1992)



CITATION Computer Systems, Inc.                                          Page 13
Form 10-KSB for FYE 3/31/97

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities consist of approximately 242,000 square feet are located in Chesterfield, Missouri, a suburb of St. Louis, occupied under a lease expiring in May, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material litigation involving the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No such matters were submitted during the fourth quarter of Company's fiscal year ended March 31, 1997.






CITATION Computer Systems, Inc.                                          Page 14
Form 10-KSB for FYE 3/31/97

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company hereby incorporates by reference page 9 of the Company's Annual Report to Shareholders, dated June 9, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OR PLAN OF OPERATION

         The Company hereby incorporates by reference pages 2 through 10, inclusive, of the Company's Financial Information for the Year Ended March 31, 1997 insert to the Annual Report to Shareholders, dated June 9, 1997.

ITEM 7.  FINANCIAL STATEMENTS

         The Company hereby incorporates by reference pages 11 through 16 inclusive, of the Company's Financial Information for the Year Ended March 31, 1997 insert to the Annual Report to Shareholders dated June 9, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable






CITATION Computer Systems, Inc.                                          Page 15
Form 10-KSB for FYE 3/31/97

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company hereby incorporates by reference portions of the Company's definitive Proxy Statement to be filed within 120 days of the Company's fiscal year end. Information respecting executive officers is set forth as a part of
Item 1 of this Report.

ITEM 10. EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference portions of the Company's definitive Proxy Statement to be filed within 120 days of the Company's fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference portions of Company's definitive Proxy Statement to be filed within 120 days of Company's fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference portions of Company's definitive Proxy Statement to be filed within 120 days of the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Those Exhibits required by Item 601 of Regulation S-B and by paragraph (a) of Item 13:

         -3(a) Restated Articles of Incorporation of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -3(b) Restated By-laws of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement of Form S-1 of the Company, Registration No. 33-48332



CITATION Computer Systems, Inc.                                          Page 16
Form 10-KSB for FYE 3/31/97

         -4(a) Specimen Common Stock Certificate; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -4(b) Registration Rights Agreement, dated May 29, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -4(c) Form of Amendment to Registration Rights Agreement, dated October 23, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to Exhibit 4(n) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, dated November 13, 1992, as filed by the Company with the Commission.

         -10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(c) Amendment to First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(y) Software Systems Program Product License, dated October 14, 1992, between Health Micro Data Systems, Inc., and Presbyterian Healthcare Services; incorporated by



CITATION Computer Systems, Inc.                                          Page 17
Form 10-KSB for FYE 3/31/97
                  reference to the Company's Form 10-K for the fiscal year ended March 31, 1993

         -10(bb) Line of Credit Note and General Loan and Security Agreement, dated January 9, 1995, between the Company and Commerce Bank of St. Louis; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996

         -10 (dd) Employment Agreement, dated July 25, 1995, among CITATION Computer Systems, Inc., the Company, and J. Robert Copper; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996

         -10 (ee) Amendment to Line of Credit Note and General Loan and Security
                  Agreement, dated February 10, 1997, between the Company and Commerce Bank of St. Louis

         -13(a)   Annual Report to Shareholders dated June 9, 1997

         -22(a)   List of Subsidiaries of the Registrant

         -24(a)   Consent of Price Waterhouse LLP

         -27      Financial Data Schedule

         -28(a)   Report of Independent Accountants on Financial Statement
                  Schedule

         (B)   REPORTS ON FORM 8-K.

                  On March 18, 1997, the Company filed a report on Form 8-K reporting the sale of assets related to the Company's UK operation. Pro forma financial statements relating to the transaction were included.




CITATION Computer Systems, Inc.                                          Page 18
Form 10-KSB for FYE 3/31/97

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITATION Computer Systems, Inc.


                                       By  /s/ J. Robert Copper
                                           -------------------------------
                                           J. Robert Copper, Chairman
                                           and Chief Executive Officer


                                       June 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ J. Robert Copper                       /s/ Fred L. Brown
------------------------------------        ---------------------------------
J. Robert Copper, June 25, 1997             Fred L. Brown, June 25, 1997
Director and Chief Executive Officer        Director


   /s/ Larry D. Marcus                         /s/ James F. O'Donnell
------------------------------------        ---------------------------------
Larry D. Marcus, June 25, 1997              James F. O'Donnell, June 25, 1997
Director                                    Director


   /s/ David T. Pieroni                        /s/ Richard D. Neece
------------------------------------        ----------------------------------
David T. Pieroni, June 25, 1997             Richard D. Neece, June 25, 1997
Director                                    Principal Financial Officer and
                                            Principal Accounting Officer







CITATION Computer Systems, Inc.                                          Page 19
Form 10-KSB for FYE 3/31/97

               INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS



SCHEDULE
NUMBER         SCHEDULE
------         --------
VIII           Valuation and Qualifying Accounts

EXHIBIT
NUMBER         EXHIBIT
------         -------
3(a)           Restated Articles of Incorporation  of the Company;
               incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company,
               Registration No. 33-48332

3(b) Restated By-laws of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement of Form S-1 of the Company, Registration No. 33-48332

4(a) Specimen Common Stock Certificate; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company,
               Registration No. 33-48332

4(b) Registration Rights Agreement, dated May 29, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

4(c) Form of Amendment to Registration Rights Agreement, dated October 23, 1992, between Company and Capital For Business, Inc.; incorporated by reference to Exhibit 4(n) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, dated November 13, 1992, as filed by the Company with the Commission.



CITATION Computer Systems, Inc.                                          Page 20
Form 10-KSB for FYE 3/31/97

10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company,
               Registration No. 33-48332

10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

10(c)          Amendment to First Amended Incentive Stock Option Plan;
               incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the
               Company, Registration No. 33-48332

10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company,
               Registration No. 33-48332

10(y) Software Systems Program Product License, dated October 14, 1992, between Health Micro Data Systems, Inc., and Presbyterian Healthcare Services; incorporated by reference to Company's Form 10-K for the fiscal year ended March 31, 1993

10(bb) Line of Credit Note and General Loan and Security Agreement, dated January 9, 1995, between the Company and Commerce Bank of St. Louis; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996

10(dd) Employment Agreement, dated July 25, 1995, among CITATION Computer Systems, Inc., the Company, and J. Robert
               Copper; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996



CITATION Computer Systems, Inc.                                          Page 21
Form 10-KSB for FYE 3/31/97

10(ee) Amendment to Line of Credit Note and General Loan and Security Agreement, dated February 10, 1997, between the Company and Commerce Bank

13(a)          Annual Report to Shareholders dated June 9, 1997

22(a)          List of Subsidiaries of the Registrant

24(a)          Consent of Price Waterhouse LLP

27             Financial Statement Schedule

28(a)          Report of Independent Accountants on Financial Statement
               Schedule




CITATION Computer Systems, Inc.                                          Page 22
Form 10-KSB for FYE 3/31/97

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                       ADDITIONS     ADDITIONS
                                         BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS     BALANCE AT
                                         BEGINNING     COSTS AND       OTHER        ACCOUNTS        END OF
              DESCRIPTION                OF PERIOD      EXPENSES      ACCOUNTS     CHARGED OFF      PERIOD
              -----------                ---------      --------      --------     -----------      ------
Year Ended March 31, 1995:
  Allowance for Doubtful accounts          $110           $106           -             $79           $137

Year ended March 31, 1996:
   Allowance for Doubtful accounts         $137            $74           -             $41           $170

Year ended March 31, 1997:
   Allowance for Doubtful accounts         $170            $40           -             $48           $162








CITATION Computer Systems, Inc.
Form 10-KSB for FYE 3/31/97