Form 10-Q
period 1997-06-30
CITATION COMPUTER SYSTEMS INC
filed 1997-08-14
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------

                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
              ---------------------------------------------------
              (Exact name of company as specified in its charter)

                MISSOURI                           43-1174397
     ----------------------------              ------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)

        424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI       63017
        -------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

                                 (314) 579-7900
                       ----------------------------------
               (Company's telephone number, including area code)

                              --------------------

[ ]Indicate by check mark whether the company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No [ ]

The number of shares outstanding of the company's Common Stock, par value $0.10 per share, at August 8, 1997, was 3,805,755 shares.



Exhibit Index on Page 14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See pages F-1 to F-7 hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997, TO THREE MONTHS ENDED JUNE 30, 1996

        GENERAL. The Company reported a net loss of $0.04 per share, or $0.2 million, for the first quarter of fiscal 1998, compared with net income of $0.16 per share, or $0.7 million in the comparable period of fiscal 1997. As described below, net earnings from ongoing operations on a pro forma basis for the first quarter of fiscal 1997, excluding United Kingdom ("UK") results of operations for the first quarter of fiscal 1997, reflected net income of $1.0 million or $0.24 per share. The decline in profitability from the prior year on both an actual historical and pro forma basis was principally the result of lower sales volume and lower gross margins due to unfavorable product mix.

        In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK company, which also became CITATION's exclusive distributor for its clinical software products in the UK.

        The following pro forma information presents the Company's operations with the UK operating results shown on a separate line. Further, pro forma earnings per share from ongoing operations is presented excluding UK results of operations:


                                       Three months ended
                                      --------------------
                                       6/30/97    6/30/96
                                      ---------  ---------
(000's, except per share amount)
Sales                                 $4,281.7   $6,288.0
Cost of sales                          2,166.8    2,247.5
                                      --------   --------
Gross profit                           2,114.9    4,040.5
Operating expenses                     2,320.7    2,461.9
Operations - UK                              -     (527.2)
                                      --------   --------
Operating income (loss)                 (205.8)   1,051.4
Other income (expense), net              (40.7)      14.9
                                      --------   --------
Income (loss) before taxes              (246.5)   1,066.3
Provision (benefit) for income taxes     (93.7)     415.9
                                      --------   --------
Net income (loss)                     $ (152.8)  $  650.4
                                      ========   ========
Earnings (loss) per share:
Ongoing operations                    $  (0.04)  $   0.24
Operations - UK                              -      (0.08)
                                      --------   --------
  Reported EPS - Income (loss)        $  (0.04)  $  (0.16)
                                      ========   ========

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

     REVENUE. Total revenue decreased 35.7% from $6.7 million for the first quarter of fiscal 1997 to $4.3 million for the first quarter of fiscal 1998, which reflects a 47.9% decrease in system sales revenue and a 15.1% decrease in service revenue.

     System sales revenue for the first quarter decreased by $2.0 million, from $4.2 million in fiscal 1997 to $2.2 million in fiscal 1998. Included in last year's revenues were $0.4 million from the UK operations and $0.6 million from the Asia Pacific market, of which no comparable transactions were recorded in the current year's first quarter. System sales represented 62.8% and 50.9% of total revenues for the first quarter of fiscal 1997 and 1998, respectively.

     Service revenue for the first quarter decreased by $0.4 million, from $2.5 million in fiscal 1997 to $2.1 million in fiscal 1998. The decrease was primarily due to the loss of service revenue from several customers due to consolidation of the industry which was not offset by additional sales and renewals of service contracts from existing clients. Service revenue represented 37.2% and 49.1% of total revenues for the first quarter of fiscal 1997 and 1998, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold increased from 40.8% in the first quarter of fiscal 1997 to 50.6% in the first quarter of fiscal 1998. For the first quarter of fiscal 1997 and 1998, total cost of products and services sold were $2.7 million and $2.2 million, respectively.

     The increase in the percentage of total revenues was primarily due to the decrease in the total revenues which was not entirely offset by a decrease in software amortization costs and client service expense. Software amortization costs of $0.5 million in the first quarter of both fiscal 1997 and 1998 represented 19.2% and 23.0%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues decreased from 59.2% in the first quarter of fiscal 1997 to 49.4% in the first quarter of fiscal 1998. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first quarter of fiscal 1997 and 1998 are as follows (000's):


                                                         FY98                  FY97
R&D EXPENSE                                             1ST QTR.              1ST QTR.
-----------                                            ---------             ---------
R&D spending                                           $  713.2              $1,221.6
Less - R&D capitalized                                    181.2                 660.8
                                                       --------              --------
  Total R&D expense                                       532.0                 560.8
Software amortization (cost of prod. sold)                497.2                 521.4
                                                       --------              --------
Total R&D expensed                                     $1,029.2              $1,082.2
                                                       ========              ========

                                                         FY98                  FY97
SOFTWARE DEVELOPMENT COST, NET                          1ST QTR.              1ST QTR.
------------------------------                         ---------             ---------
Beginning of period                                    $3,876.0              $4,762.5
R&D capitalized per above                                 181.2                 660.8
                                                       --------              --------
                                                         4057.2               5,423.3
Less software amortization                               (497.2)               (521.4)
Other adjustments                                             -                  (0.1)
                                                       --------              --------
End of period                                          $3,560.0              $4,901.8
                                                       ========              ========

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in prior periods in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the first quarter of fiscal years 1997 and 1998, the Company capitalized 50.7% and 25.4%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased from 34.4% in the first quarter of fiscal 1997, to 41.8% in the first quarter of fiscal 1998. Total selling and administrative expenses decreased $0.5 million to $1.8 million in this year's first quarter, primarily due to expenditures associated with lower selling and administrative costs to support international and domestic operations.

     OPERATING INCOME. Operating income decreased from $1.1 million in the first quarter of fiscal 1997, to a net loss of $0.2 million in the first quarter of fiscal 1998. The operating margin decreased from 15.8% to a negative 4.8% in the first quarter of fiscal 1997 and 1998, respectively, primarily reflecting the decrease in total revenues and other factors as described above.

     OTHER INCOME.   Interest expense, net increased from income of $12.2
thousand in the first quarter of fiscal 1997 to expense of $42.7 thousand in the first quarter of fiscal 1998 due to the borrowing from the line of credit in the last three quarters of fiscal 1997.

     INCOME TAXES.   The Company's effective income tax provision (benefit)
rate was 39.0% in the first quarter of fiscal 1997 versus (38.0)% in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. At March 31, 1997, the Company had cash and cash equivalents in the amount of $0.5 million as compared to $0.4 million at June 30, 1997. The cash balance decreased by $0.1 million primarily due to cash used for repayment of debt ($0.7 million), software development costs ($0.2 million) and capital expenditures ($0.1 million), offset by cash generated from operating activities of $0.8 million.

     At March 31, 1996, the Company had cash and cash equivalents in the amount of $2.1 million as compared to $1.7 million at June 30, 1996. The cash balance decreased by $0.4 million primarily due to cash used for software development costs ($0.7 million), and cash used for capital expenditures ($0.2 million), offset by cash generated from operating activities of $0.4 million.

     During the first quarter of fiscal 1998, the Company made payments totaling approximately $0.2 million for items related to the sale of the UK operations. Additional payments totaling approximately $0.2 are expected to be paid during the remainder of fiscal 1998.

     As of June 30, 1997, the Company had a line of credit agreement that allows the Company to borrow up to $3.0 million with interest at the lender's prime rate (8.5% at June 30, 1997). The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. The Company repaid $0.6 million during the first quarter of fiscal 1998 and had an outstanding balance of $1.4 million at June 30, 1997. Also included in long-term debt is $0.3 million notes payable for equipment.

     On July 15, 1997, the Company renewed its line of credit in the amount of $1.6 million with interest at the lender's prime rate (8.5% at July 15, 1997) plus three-quarters percent.

     The Company believes that its cash and cash equivalents, together with its current borrowing facilities and cash generated from operations will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collections of its accounts receivable.

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



                                     CITATION COMPUTER SYSTEMS, INC.



Date: August 14, 1997                 By:  /s/Richard D. Neece
      ---------------                      ---------------------------
                                      Richard D. Neece
                                      Executive Vice President
                                         & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                       CITATION COMPUTER SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEET
                                   (000's)



                                                                  (Unaudited)     (Audited)
                                                                   June 30,       March 31,
                                                                     1997           1997
                                                                  ----------     ---------
Assets
Current assets:
   Cash and cash equivalents                                      $   399.3      $   510.7
   Accounts receivable:
      Trade, net                                                    6,961.7        7,334.1
      Other                                                            30.4           40.6
   Inventories                                                        408.6          416.6
   Prepaid expenses and other current assets                          520.2          521.1
   Income taxes receivable                                            944.3          179.4
   Deferred tax asset                                                 179.4        1,435.2
                                                                  ---------      ---------
Total current assets                                                9,443.9       10,437.7

   Software development costs, net                                  3,560.0        3,876.0
   Property and equipment, net                                      1,156.2        1,229.6
   Other assets                                                     2,047.4        2,092.4
                                                                  ---------      ---------
Total assets                                                      $16,207.5      $17,635.7
                                                                  =========      =========
Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                              $   351.4         $364.9
   Accounts payable                                                   777.0        1,350.8
   Customer deposits                                                  400.9          334.9
   Accrued bonuses and commissions                                    143.3          121.2
   Other accrued liabilities                                          421.0          529.5
   Deferred service revenue                                         2,259.1        2,286.1
                                                                  ---------      ---------
Total current liabilities                                           4,352.7        4,987.4

   Long-term debt                                                   1,746.3        2,400.4
   Deferred tax liability                                             438.9          438.9
                                                                  ---------      ---------
                                                                    6,537.9        7,826.7
Shareholders' equity:                                             ---------      ---------
   Common stock                                                       380.4          380.2
   Paid-in capital                                                  6,462.1        6,448.9
   Retained earnings                                                2,753.6        2,906.4
   Equity adjustment from foreign currency translation                 73.5           73.5
                                                                  ---------      ---------
                                                                    9,669.6        9,809.0
                                                                  ---------      ---------
Total liabilities and shareholders' equity                        $16,207.5      $17,635.8
                                                                  =========      =========



          See accompanying notes to consolidated financial statements


                                                                             F-1

                       CITATION COMPUTER SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                    Three months ended
                                                                        June 30,
                                                           ------------------------------
                                                              1997               1996
                                                           -----------         ----------
                                                           (Unaudited)         (Unaudited)
Net system sales and service revenues:
   System sales                                               $2,177.4         $4,182.7
   Service revenue                                             2,104.3          2,479.1
                                                              --------         --------
                                                               4,281.7          6,661.8

Cost of products and service sold:
   System sales                                                1,747.8          2,162.8
   Service revenue                                               419.0            556.6
                                                               -------          -------
                                                               2,166.8          2,719.4


       Gross profit                                            2,114.9          3,942.4

Research and development expense                                 532.0            602.4
Selling and administrative expenses                            1,788.7          2,288.6
                                                               -------          -------
Operating income (loss)                                         (205.8)         1,051.4

Other income:
   Interest income (expense), net                                (42.7)            12.2
   Other                                                           2.0              2.7
                                                               -------          -------
Income (loss) before income taxes                               (246.5)         1,066.3

Provision (benefit) for income taxes                             (93.7)           415.9
                                                               -------          -------
Net income (loss)                                              $(152.8)          $650.4
                                                               =======           ======

Net earnings (loss) per common share:                           $(0.04)           $0.16
      Fully diluted                                             ======            =====


Weighted average number of shares used in
  computing net earnings per common share:
      Fully diluted                                              3,803            3,957
                                                                 =====            =====



          See accompanying notes to consolidated financial statements


                                                                             F-2
                                                                          Page 9

                       CITATION COMPUTER SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000'S)


                                                                                 Three months ended
                                                                                     June 30,
                                                                           ------------------------------
                                                                                1997           1996
                                                                           -----------      -------------
                                                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:

Net income (loss)                                                              $(152.8)        $  650.4

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization of property and
     equipment                                                                   179.1            240.7
   Amortization of software development costs                                    497.2            521.4
   Amortization of other assets                                                    --              20.2
   Non-cash 401K matching contribution                                            13.4             14.6
   Decrease (increase) in accounts receivable                                    382.5           (195.2)
   Decrease (increase) in inventories                                              8.0            (21.7)
   Decrease in prepaid expenses and other assets                                  45.9             41.9
   (Decrease) in accounts payable                                               (573.8)            (9.5)
   Increase in customer deposits                                                  66.0            213.2
   Increase (decrease) in accrued bonuses and commissions                         22.1           (325.0)
   (Decrease) in other accrued liabilities                                      (108.4)          (454.2)
   Increase in current income taxes receivable/payable                           490.9            179.3
   (Decrease) in deferred service revenue                                        (27.1)          (490.2)
                                                                               -------         --------
Net cash provided by operating activities                                        843.0            385.9

Cash flows from investing activities:
   Capital expenditures                                                         (105.7)          (233.6)
   Software development costs                                                   (181.2)          (660.8)
                                                                               -------         --------
Net cash used in investing activities:                                          (286.9)          (894.4)
                                                                               -------         --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                    --               --
   Principal payments on long-term debt                                         (667.5)           (35.7)
   Proceeds from the issuance of common stock                                      --              48.1
                                                                               -------         --------

Net cash provided by (used in) financing activities                             (667.5)            12.4
                                                                               -------         --------
Effect of exchange rate changes on cash                                            --              58.2
                                                                               -------         --------

Net decrease in cash and cash equivalents                                       (111.4)          (437.9)

Cash and cash equivalents, beginning of year                                     510.7          2,146.3
                                                                               -------         --------
Cash and cash equivalents, end of period                                       $ 399.3         $1,708.4
                                                                               =======         ========

          See accompanying notes to consolidated financial statements


                                                                             F-3
                                                                         Page 10

                       CITATION COMPUTER SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (000'S, EXCEPT FOR NUMBER OF SHARES)


                                                        Common Stock
                                               --------------------------------
                                                                     Additional             Foreign
                                                  Number      Par     Paid-in   Retained    Currency
                                                of Shares    Value    Capital   Earnings   Translation    Total
                                               -----------------------------------------------------------------
Balance, March 31, 1997 (audited)               3,802,041   $380.2   $6,448.9   $2,906.4        $73.5   $9,809.0

Net loss (unaudited)                                                              (152.8)                 (152.8)

Issuance of common stock for 401K Company
   matching contribution                            1,676      0.2       13.2                               13.4
                                                ----------------------------------------------------------------

Balance, June 30, 1997 (unaudited)              3,803,717   $380.4   $6,462.1   $2,753.6        $73.5   $9,669.6
                                                ----------------------------------------------------------------





          See accompanying notes to consolidated financial statements


                                                                             F-4

                       CITATION COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information for the three-month periods ended June 30, 1996, and 1997 is unaudited. Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 25, 1997, which includes financial statements and notes thereto for the year ended March 31, 1997.

     In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at June 30, 1997, the Statement of Operations for the three months ended June 30, 1996 and 1997, the Statement of Cash Flows for the three months ended June 30, 1996 and 1997, and the Statement of Changes in Shareholders' Equity for the three months ended June 30, 1997. The interim results, however, are not necessarily indicative of results for any future period.

2.   UK RESTRUCTURING AND SALE OF OPERATIONS

     In March 1997, the Company completed a transaction in which it sold its UK operations to Health Systems Limited ("HSL"), which also became CITATION's exclusive distributor for its clinical software products in the UK. Under the terms of the transaction, HSL acquired CITATION's UK operating assets, retained a majority of the Company's employees in the UK, and assumed responsibility for CITATION's existing customers and contracted commitments in the UK. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997.

3.   INVENTORIES

     Inventories consist of the following:


                                           June 30,               March 31,
                                            1997                    1997
                                         ----------             -----------
      Hardware and third party software    $178.9                  $192.5
      Field service equipment               229.7                   224.1
                                         ----------             -----------
                                           $408.6                  $416.6
                                         ==========             ===========




                                                                            F-5

4.   COMMITMENTS

     The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.

5.   LONG-TERM ACCOUNTS RECEIVABLE

     The Company has provided extended payment terms to an overseas customer for a maximum period of three years. At June 30, 1997, $1.7 million was outstanding.

6.   LONG-TERM DEBT

     As of June 30, 1997, the Company had a line of credit agreement that allowed the Company to borrow up to $3.0 million with interest at the
     lender's   prime rate.  The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company has $1.4 million in borrowings outstanding under the line of credit agreement at June 30, 1997.

7.   SUBSEQUENT EVENTS

     On July 15, 1997, the Company renewed its line of credit in the amount of $1.6 million with interest at the lender's prime rate (8.5% at July 15, 1997) plus three quarters percent.






                                                                            F-6

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