Form 10QSB
period 1997-09-30
CITATION COMPUTER SYSTEMS INC
filed 1997-11-14
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           __________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      MISSOURI                    43-1174397
              -------------------------------  --------------------
              (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)   Identification No.)

424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                   63017
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

                                 (314) 579-7900
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.10 per share, at November 7, 1997 was 3.808,929 shares.




Exhibit Index on Page 16                                         Page 1 of 16

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          See pages F-1 to F-6 hereof.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     GENERAL. The Company reported net income of $0.01 per share, or $37,000, for the second quarter of fiscal 1998, compared with a net loss of $0.11 per share, or $0.4 million in the comparable period of fiscal 1997. As described below, net earnings from ongoing operations on a pro forma basis for the second quarter of fiscal 1997, excluding United Kingdom ("UK") results of operations and the restructuring charge for the second quarter of fiscal 1997, reflected net income of $0.7 million or $0.17 per share. The decline in profitability of ongoing operations from the prior year was principally the result of lower sales volume and lower gross margins due to unfavorable product mix.

     During the second quarter of fiscal 1997, the Company recorded a $1.3 million pretax charge to cover the restructuring of its operations in the UK. In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK company, which also became CITATION's exclusive distributor for its clinical software products in the UK. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997.

     The following pro forma information presents the Company's operations with the UK operating results and the restructuring charge shown on separate lines. Further, pro forma earnings per share from ongoing operations is presented excluding UK results of operations and the restructuring charge:


                                         THREE MONTHS ENDED
                                      ------------------------
                                       9/30/97         9/30/96
                                      --------        --------
(000's, except per share amount)
Sales                                 $4,272.6        $6,063.4
Cost of sales                          1,926.2         2,398.4
                                      --------        --------
Gross profit                           2,346.4         3,665.0
Operating expenses                     2,253.4         2,560.8
Operating loss - UK                          -           449.5
Restructuring charge                         -         1,303.5
                                      --------        --------
Operating income (loss)                   93.0          (648.8)
Other expense, net                       (33.1)           (4.6)
                                      --------        --------
Income (loss) before taxes                59.9          (653.4)
Provision (benefit) for income taxes      22.8          (254.8)
                                      --------        --------
Net income (loss)                     $   37.1        $ (398.6)
                                      ========        ========
Earnings (loss) per share:
Ongoing operations                    $   0.01        $   0.17
  Operations - UK                            -           (0.07)
  Restructuring charge                       -           (0.21)
                                      --------        --------
    Reported EPS - income (loss)      $   0.01        $  (0.11)
                                      ========        ========

     Any forward-looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns in any of the Company's markets, competitors, new entrants into the Company's markets, increased price pressure, the availability of suitable acquisition candidates, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     REVENUES. Total revenue decreased 32.7% from $6.3 million for the second quarter of fiscal 1997 to $4.3 million for the second quarter of fiscal 1998, due to a 45.9% decrease in system sales revenue and a 8.1% decrease in service revenue.

     System sales revenue for the second quarter decreased $1.9 million, from $4.1 million in fiscal 1997 to $2.2 million in fiscal 1998. Included in last year's revenue were $0.3 million from the UK operations and $1.1 million from the Asia Pacific market, of which no comparable transactions were recorded in the current year's second quarter. System sales represented 52.2% and 65.0% of total revenues for the second quarter of fiscal 1998 and 1997, respectively.

     Service revenue for the second quarter decreased $0.2 million to $2.0 million in fiscal 1998. The decrease was primarily due to the loss of service revenue from several customers due to consolidation in the industry, which was not entirely offset by additional sales and renewals of service contracts from existing clients. Service revenue represented 47.8% and 35.0% of total revenues for the second quarter of fiscal 1998 and 1997, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenues. Cost of system sales includes hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold increased from 43.4% in the second quarter of fiscal 1997 to 45.1% in the second quarter of fiscal 1998. For the second quarter of fiscal 1998 and 1997, total cost of products and services sold were $1.9 million and $2.8 million, respectively.

     The increase in the percentage of cost of products and services sold to total revenues was primarily due to the decrease in total revenues which was not entirely offset by a decrease in client service expense. Software amortization costs of $0.5 million in the second quarter of fiscal years 1998 and 1997 represented 26.3% and 18.1%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues decreased from 56.6% in the second quarter of fiscal 1997 to 54.9% in the second quarter of fiscal 1998. The decrease in the system sales gross profit margin from 50.6% in the second quarter of fiscal 1997 to 33.8% in the second quarter of fiscal 1998 is primarily due to lower profit margins on systems and third party software. The increase in the service revenues gross profit margin in the second quarter of fiscal 1998 from 67.7% to 77.9% is primarily due to a reduction in costs at a greater percentage than the reduction in service revenue.

     OTHER INCOME. Interest expense, net increased from expense of $2.2 thousand in the second quarter of fiscal 1997 to expense of $14.1 thousand in the second quarter of fiscal 1998 due to the borrowings under the Company's line of credit in the last three quarters of fiscal 1997.

     INCOME TAXES. The Company's effective income tax provision (benefit) rate was 39% in the second quarter of fiscal 1997 versus (38)% in the second quarter of fiscal 1998.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the second quarter of fiscal 1997 and 1998 are as follows (000's):

                                               FY98           FY97
R&D EXPENSE                                  2ND QTR.       2ND QTR.
                                             --------       --------
R&D spending                                 $  806.0       $1,388.9
Less - R&D capitalized                          204.2          369.6
                                             --------       --------
  Total R&D expense                             601.8        1,019.3
Software amortization (cost of prod. sold)      506.4          500.2
                                             --------       --------
Total R&D expensed                           $1,108.2       $1,519.5
                                             ========       ========

                                               FY98           FY97
                                             --------       --------
                                             2ND QTR.       2ND QTR.
                                             --------       --------
SOFTWARE DEVELOPMENT COST, NET
Beginning of period                          $3,560.0       $4,901.8
R&D capitalized per above                       204.2          369.6
Software acquired (C-MAX)*                          -          651.7
                                             --------       --------
                                              3,764.2        5,923.1
Less - Write-off - UK                               -         (587.3)
Software amortization                          (506.4)        (500.2)
Other adjustment                                 (0.1)           7.4
                                             --------       --------
End of period                                $3,257.7       $4,843.0
                                             ========       ========

     *Software acquired relates to the purchase of the contract management system.

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the second quarter of fiscal years 1997 and 1998, the Company capitalized 26.6% and 25.3%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased from 30.2% in the second quarter of fiscal 1997, to 38.7%, in the second quarter of fiscal 1998. Total selling and administrative expenses decreased $0.3 million to $1.7 million in this year's second quarter, primarily due to lower selling and administrative costs to support international and domestic operations.

     OPERATING INCOME. Operating income decreased from $0.7 million, excluding the restructuring charge, in the second quarter of fiscal 1997, to $93,000 in the second quarter of fiscal 1998. The operating margin on the same basis decreased from 10.3% to 2.2% in the second quarter of fiscal 1997 and 1998 respectively, primarily reflecting the decrease in total revenues and other factors as described above.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1997, TO SIX MONTHS ENDED SEPTEMBER 30, 1996.

     GENERAL. The Company reported a net loss of $0.03 per share, or $0.1 million, for the first six months of fiscal 1998, compared with net income of $0.06 per share, or $0.3 million in the comparable period of fiscal 1997. As described below, net earnings from ongoing operations on a pro forma basis for the first six months of fiscal 1997, excluding United Kingdom ("UK") results of operations and the restructuring charge, reflected net income of $1.6 million or $0.41 per share.
     During the second quarter of fiscal 1997, the Company recorded a $1.3 million pretax charge to cover the restructuring of its operations in the UK. In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK company, which also became CITATION's exclusive distributor for its clinical software products in the UK. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997.

     The following pro forma information presents the Company's operations with the UK operating results and the restructuring charge shown on separate lines. Further, pro forma earnings per share from ongoing operations is presented excluding UK results of operations and the restructuring charge:


                                          SIX MONTHS ENDED
                                      -------------------------
                                       9/30/97         9/30/96
                                      --------        ---------
(000's, except per share amount)
Sales                                 $8,554.3        $12,351.4
Cost of sales                          4,093.0          4,645.9
                                      --------        ---------
Gross profit                           4,461.3          7,705.5
Operating expenses                     4,574.1          5,022.7
Operating loss - UK                          -            976.7
Restructuring charge                         -          1,303.5
                                      --------        ---------
Operating income (loss)                 (112.8)           402.6
Other income (expense), net              (73.8)            10.3
                                      --------        ---------
Income (loss) before taxes              (186.6)           412.9
Provision (benefit) for income taxes     (70.9)           161.0
                                      --------        ---------
Net income (loss)                     $ (115.7)       $   251.9
                                      ========        =========
Earnings (loss) per share:
  Ongoing operations                  $  (0.03)       $    0.41
  Operations - UK                            -            (0.15)
  Restructuring charge                       -            (0.20)
                                      --------        ---------
    Reported EPS - income (loss)      $  (0.03)       $    0.06
                                      ========        =========

     REVENUES. Total revenues decreased 34.2% to $8.6 million for the first six months of fiscal 1998 from $13.0 million for the first six months of fiscal 1997, which reflects a 47.0% decrease in system sales revenue and an 11.8% decrease in service revenue.

     System sales revenue for the first six months decreased by $3.9 million, from $8.3 million in fiscal 1997 to $4.4 million in fiscal 1998. Included in last year's revenues were $0.7 million from the UK operations and $1.7 million from the Asia Pacific market of which no comparable transactions were recorded in fiscal 1998. System sales represented 63.9% of total revenues for the first six months of fiscal 1997 and 51.5% of total revenues for the same period in fiscal 1998.

     Service revenue for the first six months decreased by $0.6 million, from $4.7 million in fiscal 1997 to $4.1 million in fiscal 1998. The 11.8% decrease was primarily due to the reduction in sales and renewals of service contracts from existing customers. Service revenue represented 36.1% and 48.5% for the first six months of fiscal 1997 and 1998, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold increased from 42.1% in the first six months of fiscal 1997 to 47.8% in the first six months of fiscal 1998. The increase in the percentage of revenue is primarily due to a decrease in total revenues which was not entirely offset by a decrease in software amortization costs and client service expense.

     Gross profit as a percentage of total revenues decreased from 57.9% in the first six months of fiscal 1997 to 52.2% in the first six months of fiscal 1998. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first six months of fiscal 1997 and 1998 are as follows ($000's):


                                               FY98        FY97
R&D EXPENSE                                 SIX MONTHS  SIX MONTHS
                                            ----------  ----------
R&D spending                                $ 1,519.2     $2,610.5
Less - R&D capitalized                          385.4        988.8
                                            ---------   ----------
  Total R&D expense                           1,133.8      1,621.7
Software amortization (cost of prod. sold)    1,003.7      1,021.5
                                            ---------   ----------
Total R&D expensed                          $ 2,137.5     $2,643.2
                                            =========   ==========

                                               FY98        FY97
SOFTWARE DEVELOPMENT COST, NET             SIX MONTHS   SIX MONTHS
                                           ----------   ----------
Beginning of period                         $ 3,876.0     $4,762.5
R&D capitalized per above                       385.4        988.8
Software acquired (C-MAX)*                          -        651.7
                                            ---------   ----------
                                              4,261.4      6,403.0
                                            ---------   ----------
Less - Write-off - UK                               -      (587.3)
Software amortization                        (1,003.7)   (1,021.5)
Other adjustment                                    -         48.8
                                            ---------   ----------
End of period                               $ 3,257.7     $4,843.0
                                            =========   ==========

     *Software acquired relates to the purchase of the contract management system.

     The Company anticipates that due to the nature of the planned development activities (e.g. product enhancements versus the significant development effort involved in porting software to a new operating system), the ratio of software development costs capitalized to total software development outlays will decline in future periods as compared to recent years. For the six months of fiscal years 1997 and 1998, the Company capitalized 37.9% and 25.4%, respectively, of software development costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $4.2 million in the first six months of fiscal 1997 to $3.4 million in the first six months of fiscal 1998, a decrease of 18.2%. Total selling and administrative expenses decreased primarily due to expenditures associated with lower selling and administrative costs to support operations. Selling and administrative expenses as a percentage of total revenues increased from 32.3% in fiscal 1997 to 40.2% in fiscal 1998 due to lower sales in fiscal 1998.

     OPERATING INCOME. Operating income decreased from $1.7 million, excluding the $1.3 million restructuring charge in the first six months of fiscal 1997, to an operating loss of $0.1 million in the first six months of fiscal 1998, primarily reflecting the decrease in total revenues and other factors described above.

     OTHER INCOME. Interest expense, net increased from income of $7.2 thousand in the first six months of fiscal 1997 to expense of $66.1 thousand in the first six months of fiscal 1998 due to the borrowings under the Company's line of credit in the last three quarters of fiscal 1997.

     INCOME TAXES. The Company's effective income tax provision (benefit) rate was 39% in the first six months of fiscal 1997 versus (38)% in the first six months of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations.
At March 31, 1997 and September 30, 1997, the Company had cash and cash equivalents in the amount of $0.5 million. Cash flows in the six months ended September 30, 1997 reflects amounts paid for capital investments ($0.2 million), software development costs ($1.5 million), and repayment of long-term debt, ($0.8 million), offset by cash generated from operating activities of $2.5 million, excluding $1.1 million of research and development expense.

     At September 30, 1996, the Company had cash and cash equivalents in the amount of $0.6 million as compared to $2.1 million at March 31, 1996. The cash balance decreased by $1.5 million primarily due to amounts paid for income taxes ($0.8 million), contract management system ($0.7 million), capital investments ($0.4 million), and software development costs ($2.6 million), offset in part by the use of the line of credit, ($1.0 million) and cash flows from operations of $1.1 million, excluding $1.6 million of research and development expense.

     During the first six months of fiscal 1998, the Company made payments totaling approximately $0.4 million for items related to the sale of the UK operations. No additional payments of a material nature are expected to be paid during the remainder of fiscal 1998.

     As of September 30, 1997, the Company had a line of credit agreement that allows the Company to borrow up to $1.6 million through April 15, 1998 with interest at the lender's prime rate (8.5% at September 30, 1997), plus three-quarters percent. The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. The Company repaid $0.6 million during the first quarter of fiscal 1998 and had an outstanding balance of $1.4 million at September 30, 1997. The Company intends to renew the line of credit for another year.

     The Company believes that its cash and cash equivalents, together with its current borrowing facilities, cash generated from operations and other liquidity sources will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collections of its accounts receivable.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          There are no reportable proceedings.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS


      (a)  Not applicable.

      (b)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a)  Not applicable.

      (b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on August 15, 1997. Two matters were submitted to a vote of the shareholders of the Company: the election of the Director to Class 2 and consideration of the appointment of Price Waterhouse to serve as independent auditors of the Company.

     One person was nominated to fill the open director position. The nominee, and the vote cast is listed below:


      Nominee             Votes For  Votes Withheld      Broker Non-votes
      -------------------------------------------------------------------
      James F. O'Donnell  3,346,183  257,520                      -0-


     The nominee was elected and will serve until the 2000 Annual Meeting of Shareholders or until his successor is duly qualified and elected. Directors continuing in office include: J. Robert Copper; Fred L. Brown; Larry D. Marcus; and David T. Pieroni.

     The second measure to be put to a vote of the shareholders was the ratification of Price Waterhouse to serve as independent auditors of the Company for the fiscal year ending March 31, 1998. To approve the proposal, the affirmative vote of a majority of the shares represented in person and by proxy at the Annual Meeting was required. The affirmative votes equaled 3,353,096; votes against were 51,410; abstentions were 199,197; and no broker non-votes. The affirmative votes equaled 93.0 percent of the shares present in person or by proxy at the Annual Meeting, and thus the proposal was approved.

     No other matters were submitted to the shareholders of the Company.


ITEM 5.       OTHER INFORMATION

      Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


      (a)  See Exhibit Index for list of Exhibits.


      (b)  None.

                                 SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                     CITATION COMPUTER SYSTEMS, INC.


Date:  November 13, 1997             By:     /s/Richard D. Neece
       -----------------                ----------------------------
                                     Richard D. Neece
                                     President
                                     (Principal Financial & Accounting Officer)

                       CITATION Computer Systems, Inc.
                          CONSOLIDATED BALANCE SHEET
                                   (000's)


                                                                              (Unaudited)    (Audited)
                                                                               Sept. 30,     March 31,
Assets                                                                           1997           1997
                                                                              -----------   -----------
Current assets:
   Cash and cash equivalents                                                      $523.3        $510.7
   Accounts receivable:
      Trade, net                                                                 7,182.5       7,334.1
      Other                                                                         13.3          40.6
   Inventories                                                                     477.5         416.6
   Prepaid expenses and other current assets                                       385.8         521.1
   Income taxes receivable                                                         929.6       1,435.2
   Deferred tax asset                                                              179.4         179.4
                                                                              ----------    ----------

Total current assets                                                             9,691.4      10,437.7

Software development costs, net                                                  3,257.7       3,876.0
Property and equipment, net                                                      1,065.8       1,229.6
Other assets                                                                     2,002.4       2,092.4
                                                                              ----------    ----------

Total assets                                                                   $16,017.3     $17,635.7
                                                                              ==========    ==========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt and line of credit                         $1,731.8        $364.9
   Accounts payable                                                                475.4       1,350.8
   Customer deposits                                                               375.9         334.9
   Accrued bonuses and commissions                                                 153.9         121.2
   Other accrued liabilities                                                       447.1         529.5
   Deferred service revenue                                                      2,395.7       2,286.1
                                                                              ----------    ----------

Total current liabilities                                                        5,579.8       4,987.4

   Long-term debt                                                                  275.2       2,400.4
   Deferred tax liability                                                          438.9         438.9
                                                                              ----------    ----------
                                                                                 6,293.9       7,826.7
                                                                              ----------    ----------
Shareholders' equity:
   Common stock                                                                    380.6         380.2
   Paid-in capital                                                               6,477.2       6,448.9
   Retained earnings                                                             2,790.7       2,906.4
   Equity adjustment from foreign currency
     translation                                                                    74.9          73.5
                                                                              ----------    ----------
                                                                                 9,723.4       9,809.0
                                                                              ----------    ----------
Total liabilities and shareholders' equity                                     $16,017.3     $17,635.7
                                                                              ==========    ==========


See accompanying notes to consolidated financial statements.

                                                                          F-1

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                        (000's, except per share data)



                                                      Three months ended       Six months ended
                                                        September 30,            September 30,
                                                   ------------------------ -----------------------
                                                       1997         1996        1997       1996
                                                   (unaudited)   (unaudited) (unaudited)(unaudited)
Net system sales and service revenues:
   System sales                                    $    2,230.9  $  4,127.2  $ 4,408.3   $ 8,309.9
   Service revenue                                      2,041.7     2,221.2    4,146.0     4,700.3
                                                   ------------  ----------  ---------   ---------
                                                        4,272.6     6,348.4    8,554.3    13,010.2
                                                   ------------  ----------  ---------   ---------

Cost of products and service sold:
   System costs                                         1,475.9     2,039.5    3,223.7     4,202.3
   Service costs                                          450.3       718.1      869.3     1,274.7
                                                   ------------  ----------  ---------   --------
                                                        1,926.2     2,757.6    4,093.0     5,477.0
                                                   ------------  ----------  ---------   ---------

      Gross profit                                      2,346.4     3,590.8    4,461.3     7,533.2

Research and development expense                          601.8     1,019.3    1,133.8     1,621.7
Selling and administrative expenses                     1,651.6     1,916.8    3,440.3     4,205.4
Restructuring charge (Note 2)                               -       1,303.5        -       1,303.5
                                                   ------------  ----------  ---------   ---------

Operating income (loss)                                    93.0      (648.8)    (112.8)      402.6

Other income:
   Interest income (expense), net                         (23.4)       (5.0)     (66.1)        7.2
   Other                                                   (9.7)        0.4       (7.7)        3.1
                                                   ------------  ----------  ---------   ---------
Income (loss) before income taxes                          59.9      (653.4)    (186.6)      412.9

Provision (benefit) for income taxes                       22.8      (254.8)     (70.9)      161.0
                                                   ------------  ----------  ---------   ---------

Net income (loss)                                  $       37.1  $   (398.6) $  (115.7)  $   251.9
                                                   ============  ==========  =========   =========

Net earnings (loss) per common share:
      Primary and fully diluted                    $       0.01  $    (0.11) $   (0.03)  $    0.06
                                                   ============  ==========  =========   =========

Weighted average number of shares used in
   computing net earnings per common share:
      Primary and fully diluted                           3,889       3,765      3,844       3,948
                                                    ===========  ==========  =========   =========


See accompanying notes to consolidated financial statements

                                                                            F-2

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000's)


                                                                     Six Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                   1997          1996
                                                                (Unaudited)   (Unaudited)
                                                                -----------   -----------
Cash flows from operating activities:

Net income (loss)                                                $ (115.7)     $   251.9

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization of property and
      equipment                                                     344.1          500.9
   Amortization of software development costs                     1,003.7        1,021.5
   Amortization of other assets                                       -             40.8
   Non-cash restructuring charge                                      -            871.5
   Non-cash 401K matching contribution                               26.4           32.5
   Decrease in accounts receivable                                  178.9          868.9
   Increase in inventories                                          (60.8)        (133.7)
   Decrease (increase) in prepaid expenses and other assets         225.3         (491.0)
   Increase in long-term accounts receivable                          -         (1,905.5)
   Increase (decrease) in accounts payable                         (875.5)         167.4
   Increase (decrease) in customer deposits                          41.0           (5.5)
   Increase (decrease) in accrued bonuses and commissions            32.8         (475.0)
   Decrease in other accrued liabilities                            (82.4)        (101.5)
   Increase (decrease) in current income taxes
      receivable/payable                                            505.6         (661.0)
   Increase (decrease) in deferred service revenue                  109.5         (526.7)
                                                                -----------   -----------

Net cash provided by (used in) operating activities               1,332.9         (544.5)
                                                                -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                            (180.3)        (369.6)
   Software development costs                                      (385.4)      (1,689.4)
                                                                -----------   -----------

Net cash used in investing activities:                             (565.7)      (2,059.0)
                                                                -----------   -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                       -            960.0
   Principal payments on long-term debt                            (758.3)         (71.3)
   Proceeds from the issuance of common stock                         2.3          111.4
                                                                -----------   -----------

Net cash provided by (used in) financing activities                (756.0)       1,000.1
                                                                -----------   -----------

Effect of exchange rate changes on cash                               1.4           88.1
                                                                -----------   -----------

Net increase (decrease) in cash and cash equivalents                 12.6       (1,515.3)

Cash and cash equivalents, beginning of year                        510.7        2,146.3
                                                                -----------   -----------

Cash and cash equivalents, end of period                         $  523.3      $   631.0
                                                                ===========   ===========


See accomanying notes to consolidated financial statements

                                                                            F-3

                       CITATION Computer Systems, Inc.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (000's, except for number of shares)


                                                           Common Stock
                                                   -----------------------------
                                                                     Additional               Foreign
                                                     Number    Par    Paid-in    Retained    Currency
                                                   of Shares  Value   Capital    Earnings   Translation   Total
                                                   -------------------------------------------------------------
Balance, March 31, 1997 (audited)                  3,802,041 $380.2    $6,448.9   $2,906.4     $73.5    $9,809.0

Net loss  (unaudited)                                                               (115.7)               (115.7)

Sale of common stock pursuant to exercise
   of stock options (unaudited)                          500    0.1         2.2                              2.3

Issuance of common stock for 401K Company
   matching contribution (unaudited)                   3,214    0.3        26.1                             26.4

Foreign currency translation adjustment (unaudited)                                                 1.4      1.4
                                                   -------------------------------------------------------------
Balance, September 30, 1997 (unaudited)            3,805,755 $380.6    $6,477.2   $2,790.7        $74.9 $9,723.4
                                                   -------------------------------------------------------------



See accompanying notes to consolidated financial statements

                                                                            F-4

                        CITATION COMPUTER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The interim financial information for the three and six months periods ended September 30, 1997 and 1996 is unaudited. Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on From 10-KSB, dated June 25, 1997, which includes financial statements and notes thereto for the year ended March 31, 1997.

        In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at September 30, 1997, the Statement of Operations for the three and six months ended September 30, 1997 and 1996, the Statement of Cash Flows for the six months ended September 30, 1997 and 1996, and the Statement of Shareholders' Equity for the six months ended September 30, 1997. The interim results, however, are not necessarily indicative of results for any future period.

2.   UK RESTRUCTURING AND SALE OF OPERATIONS

        In March 1997, the Company completed the transaction in which it sold its UK operations to Health Systems Limited ("HSL"), which also became CITATION's exclusive distributor for its clinical software products in the UK. Under the terms of the transaction, HSL acquired CITATION's UK operating assets, retained a majority of the Company's employees in the UK, and assumed responsibility for CITATION's existing customers and contracted commitments in the UK. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997.

3.   INVENTORIES

         Inventories consist of the following:

                                                 SEPT. 30,   MARCH 31,
                                                   1997         1997
                                                ----------  -----------
         Hardware and third party software      $    247.7  $     192.5
         Field service equipment                     229.8        224.1
                                                ----------  -----------
                                                $    477.5  $     416.6
                                                ==========  ===========

4.   COMMITMENTS

        The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.

5.   LONG-TERM ACCOUNTS RECEIVABLE

        The Company has provided extended payment terms to an overseas customer for a maximum period of three years. At September 30, 1997, $1.7 million was outstanding.


                                                                         F-5
                                                                     Page 14

6.   LONG-TERM DEBT

        As of September 30, 1997, the Company had a line of credit agreement that allowed the Company to borrow up to $1.6 million with interest at the lender's prime rate plus three quarters percent. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company has $1.4 million in borrowings outstanding under the line of credit agreement at September 30, 1997.

7.   ACQUIRED REIMBURSEMENT MANAGEMENT SYSTEM

        On August 26, 1996, the Company acquired a reimbursement management system from Computer Systems Excellence, Inc. for $1.2 million. The Company paid $0.7 million at closing and recorded $0.5 million debt to be paid in eight quarterly payments. Software development in the amount of $0.7 million has been capitalized.

                                                                          F-6
                                                                      Page 15

                                 EXHIBIT INDEX



Exhibit                                                          Sequential Page
Number   Exhibit                                                     Number
------   -------                                                 ---------------
3(a)     Restated Articles of Incorporation of the Company;
         incorporated by reference to the corresponding
         Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332             *

3(b)     Restated By-laws of the Company; incorporated by
         reference to the corresponding Exhibit to the
         Company's Registration Statement of Form S-1 of the
         Company, Registration No. 33-48332                             *

4(a)     Specimen Common Stock Certificate; incorporated by
         reference to the corresponding Exhibit to the
         Company's Registration Statement on Form S-1 of the
         Company, Registration No. 33-48332                             *

4(b)     Registration Rights Agreement, dated May 29, 1992,
         between the Company and Capital For Business, Inc.;
         incorporated by reference to the corresponding
         Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332             *

27(a)    Financial Data Schedule

*Incorporated by reference as set forth in Exhibit description.