Form 10-Q
period 1997-12-31
CITATION COMPUTER SYSTEMS INC
filed 1998-02-13
CIK 888330

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           __________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
                        -------------------------------
            (Exact name of the Company as specified in its charter)


        MISSOURI                                                43-1174397
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                       63017
-----------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                               (314) 579-7900
                       ------------------------------
            (The Company's telephone number, including area code)

                             -------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No [  ]

The number of shares outstanding of the Company's Common Stock, par value $0.10 per share, at February 10, 1998, was 3,809,052 shares.


Exhibit Index on Page 16                                           Page 1 of 16

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See pages F-1 to F-6 hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997, TO THREE MONTHS ENDED DECEMBER 31, 1996.

     GENERAL. The Company reported a net loss of $0.03 per share, or $0.1 million, for the third quarter of fiscal 1998, compared with a net loss of $0.43 per share, or $1.6 million, in the comparable period of fiscal 1997. As described below, net earnings from ongoing operations on a pro forma basis for the third quarter of fiscal 1997, excluding United Kingdom ("UK") results of operations and restructuring charge and secondary offering expenses for the third quarter of fiscal 1997, reflected a net loss of $0.9 million or $0.24 per share. The reduction in losses of ongoing operations from the prior year was principally the result of three factors: higher sales volume; higher gross margins due to more favorable product mix; and reduced research and development spending on new products, coupled with a decrease in amortization of capitalized research and development. In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK company. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report of Form 10-KSB dated June 25, 1997. Also see Note 2 to the Quarterly Consolidated Financial Statements.

     The following pro forma information presents the Company's operations with the UK operating results and UK restructuring charges shown on a separate line item. Further, pro forma loss per share from ongoing operations is presented excluding UK results of operations, restructuring and consolidation charges and secondary offering expenses:

                                      THREE MONTHS ENDED
                                  ---------------------------
                                   12/31/97        12/31/96
                                   --------        --------
(000's, except per share amount)
Sales                               $ 4,304.6       $ 3,861.1
Cost of sales                         2,094.6         2,207.4
                                    ---------       ---------
Gross profit                          2,210.0         1,653.7
Operating expenses                    2,399.9         3,148.9
Operating loss - UK                         -           433.8
Restructuring charge                        -           163.5
                                    ---------       ---------
Operating loss                         (189.9)       (2,092.5)
Other expense, net                       15.4            36.4
Secondary offering expense                  -           542.5
                                    ---------       ---------
Loss before taxes                      (205.3)       (2,671.4)
Benefit for income taxes                (78.0)       (1,041.9)
                                    ---------       ---------
Net loss                            $  (127.3)      $(1,629.5)
                                    =========       =========
Loss per share:
  Ongoing operations                $  (0.03)       $   (0.24)
  Operations - UK                           -           (0.07)
  Restructuring charge                      -           (0.03)
  Secondary offering expenses               -           (0.09)
                                    ---------       ---------
   Reported EPS - loss              $   (0.03)      $   (0.43)
                                    =========       ==========

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

     REVENUES. Total revenue increased 6.6% from $4.0 million for the third quarter of fiscal 1997 to $4.3 million for the third quarter of fiscal 1998, due to a 18.6% increase in system sales revenue and a decrease of 4.3% in service revenue.

     System sales revenue for the third quarter increased $0.4 million from $1.9 million in fiscal 1997 to $2.3 million in fiscal 1998. The increase in system sales was primarily attributable to an increase in the number of systems shipped in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. System sales represented 52.9% and 47.6% of total revenues for the third quarter of fiscal 1998 and 1997, respectively.

     Service revenue for the third quarter decreased $0.1 million to $2.0 million in fiscal 1998. The decrease was primarily due to the loss of service revenue due to the earlier consolidation in the health care industry. Service revenue represented 47.1% and 52.4% of total revenues for the third quarter of fiscal 1998 and 1997, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 63.5% in the third quarter of fiscal 1997 to 48.7% in the third quarter of fiscal 1998. For the third quarter of fiscal 1997 and 1998, total cost of products and services sold were $2.6 million and $2.1 million, respectively.

     The decrease in the percentage of cost of products and services sold to total revenues was primarily due to the increase in total revenues and the decrease in client service expense and other costs due to the change in product mix (i.e., higher system sales which normally have higher gross margins). Software amortization costs of $0.5 million and $0.6 million in the third quarter of fiscal year 1998 and 1997 represented 25.0% and 24.2% respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues increased from 36.5% in the third quarter of fiscal 1997 to 51.3% in the third quarter of fiscal 1998. The increase in the system sales gross profit margin to 30.8% in the third quarter of fiscal 1998 from a negative 1.3% in the third quarter of fiscal 1997 is primarily due to negotiating higher profit margins on systems and the $0.1 million decrease in software amortization. The increase in the service revenues gross profit margin in the third quarter of fiscal 1998 from 70.8% to 74.4% is primarily due to a reduction in costs at a greater percentage than the reduction in service revenue.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the third quarter of fiscal 1997 and 1998 are as follows (000's):



                                               FY98            FY97
R&D EXPENSE                                  3RD QTR.        3RD QTR.
-----------                                  --------        --------
R&D spending                                 $  914.2        $1,422.2
Less - R&D capitalized                          232.4           385.0
                                             --------        --------
  Total R&D expense                             681.8         1,037.2
Software amortization (cost of prod. sold)      525.7           620.4
                                             --------        --------
Total R&D expensed                           $1,207.5        $1,657.6
                                             ========        ========


                                              FY98             FY97
SOFTWARE DEVELOPMENT COST, NET               3RD QTR.        3RD QTR.
------------------------------              ---------       ----------
Beginning of period                          $3,257.7        $4,843.0
R&D capitalized per above                       232.4           385.0
                                             --------        --------
                                              3,490.1         5,228.0
Less software amortization                     (525.7)         (620.4)
Other adjustments                                  .1            46.9
                                             --------        --------
End of period                                $2,964.5        $4,654.5
                                             ========        ========

     For the third quarter of fiscal years 1997 and 1998, the Company capitalized 27.1% and 25.4%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 58.6% in the third quarter of fiscal 1997 to 39.9% in the third quarter of fiscal 1998. Total selling and administrative expenses decreased $0.6 million to $1.7 million in this year's third quarter, primarily due to lower selling and marketing expenses to support international and domestic operations. Selling and administrative expenses as a percentage of total revenues decreased from 58.6% in fiscal 1997 to 39.9% in fiscal 1998.

     OPERATING LOSS. The operating loss decreased from $1.9 million, excluding the restructuring charge, in the third quarter of 1997, to a loss of $0.2 million in the third quarter of fiscal 1998. The operating margin on the same basis increased from a negative 54.2% to a negative 4.4% in the third quarter of fiscal 1997 and 1998, respectively, primarily reflecting the factors as described above.

     INCOME TAXES. The Company's effective income tax benefit rate was 39% in the third quarter of fiscal 1997 versus 38% in the third quarter of fiscal 1998.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1997, TO NINE MONTHS ENDED DECEMBER 31, 1996.

     GENERAL. The Company reported a net loss of $0.06 per share, or $0.2 million, for the first nine months of fiscal 1998, compared with a net loss of $0.37 per share, or $1.4 million in the comparable period of fiscal 1997. As described below, net earnings from ongoing operations on a pro forma basis for the first nine months of fiscal 1997, excluding United Kingdom ("UK") results of operations, restructuring charge and secondary offering expenses, reflected net income of $0.7 million or $0.19 per share.

     During the first nine months of fiscal 1997, the Company recorded a $1.5 million pretax charge to cover the restructuring of its operations in the UK. In March 1997, the Company sold its UK operations to Health Systems Limited, a new UK company. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997. Also see Note 2 to the Quarterly Consolidated Financial Statements.

     The following pro forma information presents the Company's operations with the UK operating results and the restructuring charge shown on separate lines. Further, pro forma earnings per share from ongoing operations is presented excluding UK results of operations and the restructuring charge:


                                          NINE MONTHS ENDED
                                      --------------------------
                                          12/31/97      12/31/96
                                      ------------  ------------
(000's, except per share amount)
Sales                                    $12,858.9     $16,212.5
Cost of sales                              6,187.6       6,853.3
                                         ---------     ---------
Gross profit                               6,671.3       9,359.2
Operating expenses                         6,974.0       8,171.7
Operating loss - UK                              -       1,410.4
Restructuring charge                             -       1,467.0
                                         ---------     ---------
Operating loss                              (302.7)     (1,689.9)
Other income (expense), net                  (89.2)        (26.1)
Secondary offering expense                       -        (542.5)
                                         ---------     ---------
Loss before taxes                           (391.9)     (2,258.5)
Benefit for income taxes                    (148.9)       (880.9)
                                         ---------     ---------
Net loss                                 $  (243.0)    $(1,377.6)
                                         =========     =========
Earnings (loss) per share:
  Ongoing operations                     $   (0.06)        $0.19
  Operations - UK                                -         (0.23)
  Restructuring charge                           -         (0.24)
  Secondary offering expenses                    -         (0.09)
                                         ---------     ---------
    Reported EPS - income (loss)         $   (0.06)    $   (0.37)
                                         =========     =========


     REVENUES. Total revenues decreased 24.6% to $12.9 million for the first nine months of fiscal 1998 from $17.0 million for the first nine months of fiscal 1997, which reflects a 34.6% decrease in system sales revenue and a 9.5% decrease in service revenue.

     System sales revenue for the first nine months decreased by $3.5 million, from $10.2 million in fiscal 1997 to $6.7 million in fiscal 1998. Included in last year's revenues were $0.8 million from the UK operations and $1.7 million from the Asia Pacific market of which no comparable transactions were recorded in fiscal 1998. System sales represented 60.0% of total revenues for the first nine months of fiscal 1997 and 52.0% of total revenues for the same period in fiscal 1998.

     Service revenue for the first nine months decreased by $0.6 million, from $6.8 million in fiscal 1997 to $6.2 million in fiscal 1998. The 9.5% decrease was primarily due to the reduction in sales and renewals of service contracts from existing customers. Service revenue represented 40.0% and 48.0% for the first nine months of fiscal 1997 and 1998, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT.   As a percentage of
total revenue, the total cost of products and services sold increased from 47.2% in the first nine months of fiscal 1997 to 48.1% in the first nine months of fiscal 1998. The increase in the percentage of revenue is primarily due to a decrease in total revenues which was not entirely offset by a decrease in software amortization costs and client service expense.

     Gross profit as a percentage of total revenues decreased from 52.8% in the first nine months of fiscal 1997 to 51.9% in the first nine months of fiscal 1998. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the nine months of fiscal 1997 and 1998 are as follows (000's):





                                                FY98              FY97
R&D EXPENSE                                  NINE MONTHS       NINE MONTHS
-----------                                  -----------       -----------
R&D spending                                 $2,433.4             $4,032.7
Less - R&D capitalized                          617.8              1,373.8
                                             --------             --------
   Total R&D expense                          1,815.6              2,658.9
Software amortization (cost of prod. sold)    1,529.3              1,641.9
                                             --------             --------
Total R&D expensed                           $3,344.9             $4,300.8
                                             ========             ========


                                                FY98              FY97
SOFTWARE DEVELOPMENT COST, NET               NINE MONTHS       NINE MONTHS
------------------------------               -----------       -----------
Beginning of period                          $3,876.0             $4,762.5
R&D capitalized per above                       617.8              1,373.8
Software acquired (C-MAX)*                          -                651.7
                                             --------             --------
                                              4,493.8              6,788.0
Less - write-off - UK                               -               (587.3)
Software amortization                        (1,529.3)            (1,641.9)
Other adjustments                                   -                 95.7
                                             --------             --------
End of period                                $2,964.5             $4,654.5
                                             ========             ========


     *Software acquired relates to the purchase of the contract management system.

     For the nine months of fiscal years 1997 and 1998, the Company capitalized 34.1% and 25.4%, respectively, of software development costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $6.6 million in the first nine months of fiscal 1997 to $5.2 million in the first nine months of fiscal 1998, a decrease of 21.5%. Total selling and administrative expenses decreased primarily due to lower selling and marketing expenses. Selling and administrative expenses as a percentage of total revenues increased from 38.5% in fiscal 1997 to 40.2% in fiscal 1998.

     OPERATING LOSS. The operating loss increased from $0.2 million, excluding the $1.5 million restructuring charge in the first nine months of fiscal 1997, to an operating loss of $0.3 million in the first nine months of fiscal 1998, primarily reflecting factors described above. The operating margin on the same basis increased from a negative 10.4% in fiscal 1997 to a negative 2.4% in fiscal 1998.

     INCOME TAXES.   The Company's effective income tax benefit rate was 39% in the first nine months of fiscal 1997 versus 38% in the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations. At December 31, 1997, the Company had cash and cash equivalents in the amount of $0.3 million as compared to $0.5 million at March 31, 1997. The cash balance decreased $0.2 million primarily due to amounts used for capital and software development spending ($0.9 million) and repayment of debt ($0.8 million), offset by cash provided by operating activities ($1.4 million).

     At December 31, 1996, the Company had cash and cash equivalents in the amount of $0.6 million as compared to $2.1 million at March 31, 1996. The cash balance decreased by $1.5 million primarily due to amounts used for operating activities ($0.7 million), investing activities ($2.6 million), and repayment of debt ($0.1) million, offset by the proceeds from the sale of common stock ($0.2 million) and borrowings under a line of credit ($1.5 million).

     As of December 31, 1997, the Company had a line of credit agreement that allows the Company to borrow up to $1.6 million with interest at the lender's prime rate (8.5% at December 31, 1997), plus three-quarters percent. The line of credit is secured by the Company's accounts receivable, inventory, and equipment. The Company has $1.4 million in borrowings outstanding under the line of credit agreement at December 31, 1997. Subsequent to December 31, 1997, the Company refinanced all its bank debt, including its line of credit. See Note 9 to the Consolidated Financial Statements.

     During the first six months of fiscal 1998, the Company made payments totaling approximately $0.4 million for items related to the sale of the UK operations. No additional payments of a material nature are expected to be paid during the remainder of fiscal 1998.

     The Company believes that its cash and cash equivalents, together with its borrowing facilities, cash generated from operations, and other liquidity sources, will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collection of its accounts receivable.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no reportable proceedings.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable

     (d) Not applicable

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



                                                CITATION COMPUTER SYSTEMS, INC.


Date: February 13, 1998                         By: /s/ Richard D. Neece
                                                    ----------------------------
                                                    Richard D. Neece
                                                    President
                                                    (Principal Financial &
                                                    Accounting Officer)

                       CITATION Computer Systems, Inc.
                         CONSOLIDATED BALANCE SHEET
                                   (000'S)



                                                     Dec. 31,      March 31,
                                                       1997           1997
                                                    -----------    ---------
                                                    (unaudited)    (audited)
Assets
Current assets:
   Cash                                              $  251.0       $  510.7
   Accounts receivable:
      Trade, net                                      7,492.7        7,334.1
      Other                                              23.8           40.6
   Inventories (Note 3)                                 489.5          416.6
   Prepaid expenses and other current assets            318.1          521.1
   Income taxes receivable                            1,018.2        1,435.2
   Deferred tax asset                                   179.4          179.4
                                                    ---------      ---------
Total current assets                                  9,772.7       10,437.7

Software development costs, net                       2,964.5        3,876.0
Property and equipment, net                             963.6        1,229.6
Other assets (Note 5)                                 1,957.4        2,092.4
                                                    ---------      ---------

Total assets                                        $15,658.2      $17,635.7
                                                    =========      =========
Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt (Note 6)       $ 1,665.6      $   364.9
   Accounts payable                                     400.0        1,350.8
   Accrued bonuses and commissions                      147.4          121.2
   Other accrued liabilities                            996.3          864.4
   Deferred service revenue                           2,136.7        2,286.1
                                                    ---------      ---------
Total current liabilities                             5,346.0        4,987.4

Long-term debt (Note 6)                                 251.7        2,400.4
Deferred tax liability                                  438.9          438.9
                                                    ---------      ---------
                                                      6,036.6        7,826.7
                                                    ---------      ---------
Commitments (Note 4)                                        -              -
Shareholders' equity:
   Common stock                                         380.9          380.2
   Paid-in capital                                    6,502.5        6,448.9
   Retained earnings                                  2,663.4        2,906.4
   Equity adjustment from foreign currency
     translatiion                                        74.8           73.5
                                                    ---------      ---------
                                                      9,621.6        9,809.0
                                                    ---------      ---------
Total liabilities and shareholders' equity          $15,658.2      $17,635.7
                                                    =========      =========


                                                                            F-1
         See accompanying notes to consolidated financial statements    Page 10

                       CITATION Computer Systems, Inc.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                        (000's except per share data)

                                                 Three months ended         Nine months ended
                                                     December 31,              December 31,
                                              -------------------------   -----------------------
                                                  1997         1996          1997        1996
                                                  ----         ----          ----        ----
                                               (unaudited)  (unaudited)  (unaudited) (unaudited)
Net system sales and service revenues:
   System sales                                  $2,278.3     $ 1,920.9    $ 6,686.6   $10,230.8
   Service revenue                                2,026.3       2,116.6      6,172.3     6,816.9
                                                 --------     ---------    ---------   ---------
                                                  4,304.6       4,037.5     12,858.9    17,047.7
                                                 --------     ---------    ---------   ---------
Cost of products and service sold:
   System costs                                   1,574.9       1,945.9      4,799.6     6,148.2
   Service costs                                    519.7         617.1      1,388.0     1,891.8
                                                 --------     ---------    ---------   ---------
                                                  2,094.6       2,563.0      6,187.6     8,040.0
                                                 --------     ---------    ---------   ---------

      Gross profit                                2,210.0       1,474.5      6,671.3     9,007.7

Research and development expense                    681.8       1,037.2      1,815.6     2,658.9
Selling and administrative expenses               1,718.1       2,366.3      5,158.4     6,571.7
Restructuring charge (Note 2)                          --         163.5           --     1,467.0
                                                 --------     ---------    ---------   ---------
Operating loss                                     (189.9)     (2,092.5)      (302.7)   (1,689.9)

Other income:
   Other expense, net                               (15.4)        (36.4)       (89.2)      (26.1)
   Secondary offering expenses (Note 8)                --        (542.5)          --      (542.5)
                                                 --------     ---------    ---------   ---------
Loss before income taxes                           (205.3)     (2,671.4)      (391.9)   (2,258.5)

Benefit for income taxes                            (78.0)     (1,041.9)      (148.9)     (880.9)
                                                 --------     ---------    ---------   ---------
Net loss                                         $ (127.3)    $(1,629.5)      (243.0)   (1,377.6)
                                                 ========     =========    =========   =========
Net loss per common share                        $  (0.03)    $   (0.43)       (0.06)      (0.37)
                                                 ========     =========    =========   =========
   Basic and diluted

Weighted average number of shares used in
   computing net loss per common share              3,808         3,779        3,805       3,765
                                                 ========     =========    =========   =========
   Basic and diluted

                                                                            F-2
         See accompanying notes to consolidated financial statements    Page 11

                       CITATION Computer Systems, Inc.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (000's)

                                                                            Nine months ended
                                                                               December 31,
                                                                      ----------------------------
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (unaudited)      (unaudited)
Cash flows from operating activities:

Net loss                                                               $  (243.0)     $  (1,377.6)

Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization of property and
      equipment                                                            500.9            763.7
   Amortization of software development costs                            1,529.3          1,641.9
   Amortization of other assets                                               --             71.0
   Non-cash restructuring charge                                              --            988.2
   Non-cash 401k matching contribution                                      40.0             46.1
   Decrease (increase) in accounts receivable                             (142.0)         1,641.0
   Increase in inventories                                                 (72.8)          (212.8)
   Decrease (increase) in prepaid expenses and other assets                338.0           (339.1)
   Increase in deferred tax asset                                             --           (874.9)
   Increase in long-term accounts receivable                                  --         (1,657.3)
   Increase (decrease) in accounts payable                                (950.8)           558.6
   Increase (decrease) in accrued bonuses and commissions                   26.3           (475.0)
   Increase (decrease) in other accrued liabilities                        131.8           (321.9)
   Increase (decrease) in current income taxes receivable/payable          417.0           (630.6)
   Increase (decrease) in deferred service revenue                        (149.4)          (555.7)
                                                                       ---------      -----------
Net cash provided by (used in) operating activities                      1,425.3           (734.4)
                                                                       ---------      -----------
Cash flows from investing activities:
   Capital expenditures                                                   (234.8)          (513.6)
   Software development costs                                             (617.8)        (2,121.3)
                                                                       ---------      -----------
Net cash used in investing activities:                                    (852.6)        (2,634.9)
                                                                       ---------      -----------
Cash flows from financing activities:
   Proceeds from long-term debt                                               --          1,517.0
   Principal payments on long-term debt                                   (848.0)           (99.2)
   Proceeds from the issuance of common stock                               14.3            208.5
                                                                       ---------      -----------
Net cash provided by (used in) financing activities                       (833.7)         1,626.3
                                                                       ---------      -----------
Effect of exchange rate changes on cash                                      1.3            247.9
                                                                       ---------      -----------
Net decrease in cash and cash equivalents                                 (259.7)        (1,495.1)

Cash and cash equivalents, beginning of year                               510.7          2,146.3
                                                                       ---------      -----------
Cash and cash equivalents, end of period                               $   251.0      $     651.2
                                                                       =========      ===========


                                                                            F-3
         See accompanying notes to consolidated financial statements    Page 12

                       CITATION Computer Systems, Inc.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (000's, except for number of shares)


                                                          Common Stock
                                               -------------------------------------
                                                                          Additional                Foreign
                                                      Number       Par      Paid-in     Retained     Currency
                                                     of Shares    Value     Capital     Earnings    Translation   Total
                                               -------------------------------------------------------------------------
Balance, March 31, 1996 (audited)                   3,802,041     $380.2    $6,448.9     $2,906.4      $73.5    $9,809.0

Net loss (unaudited)                                                                       (243.0)                (243.0)

Sale of common stock pursuant to exercise
   of stock options (unaudited)                           500        0.1         2.2                                 2.3

Issuance of common stock for 401K Company
   matching contribution (unaudited)                    4,911        0.4        39.6                                40.0

Issuance of common stock to directors (unaudited)       1,600        0.2        11.8                                12.0

Foreign currency translation adjustment (unaudited)                                                      1.3         1.3
                                                   ---------------------------------------------------------------------
Balance, December 31, 1997 (unaudited)              3,809,052     $380.9    $6,502.5     $2,663.4      $74.8    $9,621.6
                                                   ---------------------------------------------------------------------





                                                                            F-4
         See accompanying notes to consolidated financial statements    Page 13

                        CITATION COMPUTER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The interim financial information for the three and nine months periods ended December 31, 1997 and 1996 is unaudited. Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 25, 1997, which includes financial statements and notes thereto for the year ended March 31, 1997.

        In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at December 31, 1997, the Statement of Operations for the three and nine months ended December 31, 1997 and 1996, the Statement of Cash Flows for the nine months ended December 31, 1997 and 1996, and the Statement of Shareholders' Equity for the nine months ended December 31, 1997. The interim results, however, are not necessarily indicative of results for any future period.

2. UK RESTRUCTURING AND SALE OF OPERATIONS

        In March 1997, the Company completed the transaction in which it sold its UK operations to Health Systems Limited ("HSL"), which also became CITATION's exclusive distributor for its clinical software products in the UK. Under the terms of the transaction, HSL acquired CITATION's UK operating assets, retained a majority of the Company's employees in the UK, and assumed responsibility for CITATION's existing customers and contracted commitments in the UK. The Company recorded restructuring charges of $0.2 million and $1.5 million related thereto for the three and nine months ended December 31, 1996, respectively. See Note 2 to the Company's March 31, 1997 Financial Statements included in the Company's Annual Report on Form 10-KSB dated June 25, 1997.

3. INVENTORIES


    Inventories consist of the following:  (DOLLARS IN 000'S)


                                           DEC. 31,         MARCH 31,
                                             1997             1997
                                             ----             ----
    Hardware and third party software      $265.6           $192.5
    Field service equipment                 223.9            224.1
                                           ------           ------
                                           $489.5           $416.6
                                           ======           ======

4. COMMITMENTS

        The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.




                                                                             F-5

5.  OTHER ASSETS - LONG-TERM ACCOUNTS RECEIVABLE

        The Company has provided extended payment terms to an overseas customer for a maximum period of three years. At December 31, 1997, $1.7 million was outstanding and included in other assets on the balance sheet.

6.  LONG-TERM DEBT

        As of December 31, 1997, the Company had a line of credit agreement that allowed the Company to borrow up to $1.6 million with interest at the lender's prime rate plus three-quarters percent. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company has $1.4 million in borrowings outstanding under the line of credit agreement which is included in current portion of long-term debt at December 31, 1997.

7.  ACQUIRED REIMBURSEMENT MANAGEMENT SYSTEM

        On August 26, 1996, the Company acquired a reimbursement management system from Computer Systems Excellence, Inc. for $1.2 million. The Company paid $0.7 million at closing and recorded $0.5 million debt to be paid in eight quarterly payments. Software development in the amount of $0.7 million has been capitalized.

8.  REGISTRATION STATEMENT

        During 1996 the Company filed a registration statement with the Securities and Exchange Commission covering a proposed offering of 2,732,311 shares of its Common Stock, of which 732,311 shares were offered for the account of certain current shareholders. The proposed offering was terminated in October 1996 and no sales of common stock were made pursuant thereto. During the third quarter of fiscal 1997, $0.5 million of non-operating charges related to the offering were recorded.

9.  SUBSEQUENT EVENTS

        In January 1998 the Company refinanced its long-term debt, including a two-year, $2.0 million line of credit agreement, lowering the interest rate to the lender's prime rate (8.5% at December 31, 1997).

        The Company announced in January 1998 that it had responded to an unsolicited expression of interest by engaging an investment banker to evaluate the Company's strategic alternatives.

10. ADOPTION OF NEW EPS ACCOUNTING STANDARD

        Effective for the quarter ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS 128 requires presentation in the statement of operations of basic and diluted earnings per share, calculated as defined by SFAS 128, rather than primary and fully diluted earnings per share or defined in APB 15, "Earnings Per Share." The adoption of FAS 128 did not have a material impact on reported loss per share amounts for interm periods in fiscal 1998 or for interim periods in fiscal 1997.




                                                                            F-6
                                                                        Page 15

                                 EXHIBIT INDEX


Exhibit                                                         Sequential Page
Number          Exhibit                                              Number
------          -------                                              ------
3(a)            Restated Articles of Incorporation of the               *
                Company; incorporated by reference to the
                corresponding Exhibit to the Company's
                Registration Statement on Form S-1 of the
                Company, Registration No. 33-48332

3(b)            Restated By-laws of the Company; incorporated           *
                by reference to the corresponding Exhibit
                to the Company's Registration Statement
                of Form S-1 of the Company, Registration
                No. 33-48332

4(a)            Specimen Common Stock Certificate; incorporated         *
                by reference to the corresponding Exhibit to the
                Company's Registration Statement on Form S-1 of
                the Company, Registration No. 33-48332

4(b)            Registration Rights Agreement, dated May                *
                29, 1992, between the Company and Capital For
                Business, Inc.; incorporated by reference to the
                corresponding Exhibit to the Company's Registration
                Statement on Form S-1 of the Company, Registration
                No. 33-48332

27(a)           Financial Data Schedule

*Incorporated by reference as set forth in Exhibit description.





CITATION Computer Systems, Inc.
Form 10-QSB