Form 10KSB40
period 1998-03-31
CITATION COMPUTER SYSTEMS INC
filed 1998-07-14
CIK 888330

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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
                    COMMON STOCK, PAR VALUE $0.10 PER SHARE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. X
                                                                             ---


Company's revenue for the fiscal year ended March 31, 1998, were $16,640,000.

On July 7, 1998, the aggregate market value of the Company's voting stock held by non-affiliates was $10,949,429.

On July 7, 1998, there were 3,811,490 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Company.

Part II incorporates information by reference from the Annual Report to Shareholders for the fiscal year ended March 31, 1998. Part III incorporates information by reference from the definitive Proxy Statements to be used in connection with the Company's Annual Meeting of Shareholders and to be filed no later than 120 days after Company's fiscal year end.

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

         In June 1998, the Company announced the sale of its suite of administrative products to allow it to focus on its clinical applications. The Description of Business section excludes these products.

INTRODUCTION

         CITATION designs, develops, markets and supports patient-centered clinical information systems for hospitals, clinics, physicians' groups and emerging Integrated Delivery Networks ("IDNs"). The Company offers a comprehensive suite of clinical products using open client/server architecture that meets a broad range of the information systems needs of the healthcare industry. These products integrate patient care processes within the enterprise. The Company's systems are modular, scalable and allow clients to leverage their investments in existing systems. Individual components of the Company's systems can function independently, giving clients the ability to build their system over time and to integrate existing software which is meeting their current needs. CITATION's systems are installed in approximately 370 institutions ranging in size from under 100 beds to over 1,000 beds. CITATION markets its products directly in the United States and Canada, as well as through distribution partners in Europe, India and the Far East.

INDUSTRY BACKGROUND

         The United States healthcare industry is undergoing rapid change. Historically, reimbursement for healthcare services has been based on a fee-for-service model of payment. With increasing pressure to reduce costs, managed care organizations and other payors are shifting the economic risk for the delivery of care to providers through alternative reimbursement models, including capitation and fixed fees. As a result, healthcare providers such as hospitals, multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create IDNs. IDNs are


CITATION Computer Systems, Inc.                                        Page 2
Form 10-KSB for FYE 3/31/98
designed to serve all of the healthcare needs of regional populations while achieving economies of scale.

         In order to lower healthcare delivery costs while maintaining or improving the quality of patient care, providers need access to detailed clinical information to (i) manage the patient care process throughout the IDN;
(ii) automate patient care documentation; (iii) compare care provider performance and clinical and cost outcomes both within the organization and to established norms; (iv) monitor performance under managed care contracts; (v) monitor practice patterns of care providers; (vi) measure the effectiveness of new technologies and therapeutics; and (vii) support intra and inter facility communication. A comprehensive clinical healthcare information system must be able to assist both clinicians and administrators in managing patient information throughout the continuum of care.

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

         Integration and accessibility to patient information are increasingly necessary for healthcare providers to operate efficiently and improve the quality of patient care. As the need for readily accessible information throughout the healthcare enterprise continues to grow, hospitals, providers and payors of all sizes are faced with the challenge of implementing healthcare information systems that are scalable, capable of working with existing information systems and flexible to adapt to changes in the healthcare marketplace. Also, such systems must be patient-centered, integrating all aspects of managing the healthcare process.

THE CITATION SOLUTION

         CITATION designs, develops, markets and supports products that address the healthcare industry's need for patient-centered, fully integrated clinical information systems. CITATION's products are designed using a modular, client/server approach, offering clients the ability to build their systems over time and to allow existing legacy applications to interoperate with the Company's products.



CITATION Computer Systems, Inc.                                        Page 3
Form 10-KSB for FYE 3/31/98

         BUSINESS STRATEGY

         CITATION's goal is to leverage its experience of over fifteen years with client/server application solutions to become a leading provider of clinical healthcare information systems. The Company's strategy for achieving this goal includes the following elements:

          TARGET COMPREHENSIVE CLINICAL SYSTEM SALES. CITATION intends to focus its sales efforts on selling larger, more comprehensive clinical systems to hospitals with 400 beds or less and IDNs to address a broad range of needs. The Company will aggressively promote its clinical suite of products.

         LEVERAGE EXISTING CLIENT BASE. With an installed base of nearly 350 facilities excluding the financial product suite clients, the Company believes it has the potential to cross-sell additional products to its existing clients because many of those clients have not purchased all of the Company's products. CITATION's products are modular in design and can be added over time as each client's needs expand and evolve.

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

         EXPANDED SERVICES. The Company has expanded the range of strategic client support and data interpretation services it provides in order to strengthen relationships with clients. The Company has also expanded its services to design and configure the architecture of a client's systems, including networking, systems integration and data conversion. Further, the Company provides advice on data analysis to assist care providers in evaluating their operations.


CITATION Computer Systems, Inc.                                        Page 4
Form 10-KSB for FYE 3/31/98

PRODUCTS

         CITATION has developed a comprehensive suite of clinical products to manage information in the healthcare enterprise. A client can purchase a comprehensive system or can buy modules separately to match a user's individual needs. CITATION's systems address the information needs of care providers and hospital administrators by enabling joint access to clinical and cost information, thereby facilitating cost containment, effective decision making and delivery of high-quality care.

         CITATION's clinical suite of products currently consists of six main components, each of which can operate independently or as part of a fully integrated system.

                  C-COM captures and tracks comprehensive patient clinical information and routes that information among departments or systems in the healthcare organization, enabling providers to evaluate quality of care, productivity and cost-effectiveness of services. C-COM accepts orders from and displays the resulting information at any networked PC location where patient care is being delivered, such as a nursing station or even the bedside. C-COM also supports hand-held, wireless technology. C-COM is available for DOS, Windows(TM) and Windows NT(TM).(1)

                  C-LAB provides comprehensive laboratory automation solutions for clinics, single and multiple site hospitals and clinical and research laboratories. C-LAB automates order entry and dissemination of results and interfaces with care providers' financial systems. C-LAB sub-modules consist of General Lab, Microbiology, Anatomical Pathology and Blood Bank. The Blood Bank submodule is licensed by CITATION for use and implementation in C-LAB. C-LAB is available in DOS and Windows NT(TM).

                  C-CARE is a patient care management system which is designed to increase the productivity of nurses and other clinicians and to assist in the creation and management of care plans and clinical pathways. C-CARE documents variances against established care plans and clinical pathways, enabling care providers to focus on both improving the quality of care and controlling costs. This system enables the healthcare enterprise to allocate resources and schedule procedures and tests automatically. C-CARE must


(1) This document contains trademarks and trade names of other persons. These trademarks remain the property of such persons.


CITATION Computer Systems, Inc.                                        Page 5
Form 10-KSB for FYE 3/31/98
         be used in conjunction with C-COM. C-CARE is currently available for DOS under the NuCaMS product name. C-CARE is expected to be available for Windows NT(TM) in late 1999 or early 2000.

                  C-RIS is a radiology management system providing patient tracking, transcription, radiology reporting, auto-fax capabilities, statistical reporting, film management and mammography management. C-RIS is currently available for DOS and will be available in August, 1997 for Windows NT(TM). C-RIS is a third-party product for which CITATION has exclusive distribution rights.

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

                  C-MAX provides the information necessary to manage managed care contracts and transactions with indemnity payors. It also allows users to model future expectations of performance. C-MAX is Windows(TM) based.

SERVICES

         Client service is an important component of the Company's operations. As of March 31, 1998, the Company employed 40 persons (approximately 30 persons after sale of financial products) in client services. The client services team generally provides implementation, application and support, education and consulting services to the Company's clients and primarily employs medical technologists and other healthcare professionals in supporting and implementing healthcare information systems. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area. Additional client services are provided through computer-based training or formal instructor-led, Company-sponsored ongoing educational courses and seminars.

         In addition, the Company provides comprehensive training for clients at its headquarters near St. Louis. Before the Company's product becomes operational, training is also provided at the client's location. The Company provides additional training at the client's request for a fee. The Company offers a maintenance program covering hardware replacement, software upgrades, and telephone consulting service. Depending on the type of system, the Company offers service contracts for periods of one to five years. Customer support is available 24 hours a day.



CITATION Computer Systems, Inc.                                        Page 6
Form 10-KSB for FYE 3/31/98

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

PRODUCT DEVELOPMENT

         CITATION is dedicated to providing state-of-the-art integrated clinical systems for healthcare. The cornerstone of CITATION's system is its long-standing commitment to client/server technology. CITATION's multi-tiered products are modular in nature, using an open architecture that is easily integratable with third party systems as well as other CITATION systems.

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

         The Company plans to expand its clinical product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the healthcare information systems marketplace. The Company develops and enhances products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing products. The Company actively seeks out for acquisition and licensing other companies and products that fit into CITATION's overall product and technology plan. There is much competition for suitable acquisition candidates and there can be no assurance that the Company will be able to successfully acquire or license additional products.


CITATION Computer Systems, Inc.                                        Page 7
Form 10-KSB for FYE 3/31/98

         For the years ended March 31, 1997 and 1998, CITATION invested $4.8 million and $4.3 million, respectively, on research and development. At March 31, 1998 the Company employed 39 persons (approximately 35 persons after the sale of financial products) in research and development. The Company expects to continue to make significant investments in research and development, however, there can be no assurance that the Company's financial and technological resources will permit it to develop or market new products successfully or respond effectively to technological changes.

SALES AND MARKETING

         The Company markets its products in the United States and Canada through a direct sales force under the direction of the Company's Vice President of Sales. As of March 31, 1998, the Company's sales force consisted of 8 employees. In addition to the Company's sales force employees, the Company has a 6-person marketing team that promotes the Company's products, participates in trade shows and demonstrates the Company's products. In addition, members of the Company's development and client services departments provide pre-sales support for the Company's direct sales force in making presentations to and preparing comprehensive proposals for potential customers.

         The Company intends to focus its sales efforts on selling larger, more comprehensive clinical systems to hospitals with 400 beds or less, and IDNs to address a broad range of needs. As part of this strategy, the Company is cross training its sales force so that each salesperson will have the background necessary to sell all of the Company's products.

         The Company markets its products internationally through distribution alliances in Europe, India, the Far East and Latin America. For example, Summit Health Systems Limited, who purchased the UK operations, is marketing certain CITATION products in the UK, while Siemens Information Systems, Ltd of India is marketing these products in India. In addition, the Company has a strategic relationship with Microstate Separations Pte. Ltd. ("Microstate"), a healthcare information systems integrator based in Singapore. Microstate has agreed to purchase the Company's systems for the Indonesian, Malaysian, Hong Kong and Singapore markets. In Latin America, CITATION has a strategic arrangement with Laboratories Para Laboratorios.

REGULATION

         The Company is subject to the general requirements of the Food and Drug Administration's regulations for Class I Medical Devices because it produces a suite of clinical software products. The Company complies with these regulations and follows Medical Device Reporting (MDR) guidelines as well.


CITATION Computer Systems, Inc.                                        Page 8
Form 10-KSB for FYE 3/31/98

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

FORWARD LOOKING STATEMENTS

         Certain of the statements made herein are "FORWARD LOOKING STATEMENTS," as such term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments.

         The uncertainties and risks include, but are not limited to: (i) fluctuations in quarterly operating results, as the Company has historically experienced greatly varied results from quarter to quarter, and such results can be expected to continue to vary; (ii) technological changes and the Company's dependence on new product developments -- the healthcare industry is subject to rapid technological change, and the Company's future success may be adversely impacted if the Company is not able to adapt to such changes in a timely and efficient manner; (iii) the


CITATION Computer Systems, Inc.                                        Page 9
Form 10-KSB for FYE 3/31/98

Company has expended and will continue to expend significant resources to migrate its products to the Windows NT operating system, and will be subject to substantial risk of adverse effect if the market does not show the anticipated acceptance of this move; (iv) changes in the marketing focus of the Company, shifting to becoming a clinical solutions supplier only and selling larger more comprehensive clinical products than in the past, may adversely affect the Company if such changes are not successful in attracting additional sales; (v) risks associated with foreign sales, including difficulties in enforcing agreements and collecting receivables, as well as potential adverse effects due to fluctuating monetary exchange rates; (vi) the Company has sought to fill certain needs within the range of products it offers through the acquisition of licenses from third parties or the acquisition of such third parties, but there is no assurance that such acquisition candidates will be found or that the Company will have the resources to make such acquisitions in the future; (vii) there are a number of larger and better financed entities in competition with the Company, many of which offer a fuller range of products than the Company;
(viii) the Company is currently subject to regulation as a medical device manufacturer and there is no assurance that such regulation will not become more complex and onerous to the Company, subjecting it to adverse effects; (ix) healthcare industry reform is an ongoing process, and is likely to continue to pressure healthcare providers to become more efficient and engage in less capital spending, including spending on information systems such as those offered by the Company; (x) product liability arising out of such issues as confidentiality of patient records or the failure of the Company's products to provide accurate and timely disclosure of information could lead to adverse effects upon the Company; (xi) the Company is heavily dependent upon its intellectual property, none of which is patented; (xii) the Company has sold its suite of financial products to another company which has agreed to assume the Company's obligations under various warranties and service agreements, and if the acquiror fails to adequately satisfy these obligations such failure could have a material adverse effect on the Company; (xiii) the Company, either with respect to its own software or with respect to other software upon which the Company's software is dependent, may not be able to address adequately Year 2000 programming requirements; and (xiv) if the Company enters into a business combination with another party, there is no assurance the two entities will be able to successfully integrate operations and management.

EMPLOYEES

          As of March 31, 1998, the Company employed 123 persons. Of these employees, 39 were involved in product development, 40 in client services, 16 in sales and marketing and 28 in general administration, clerical and finance. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.


CITATION Computer Systems, Inc.                                        Page 10
Form 10-KSB for FYE 3/31/98

BACKLOG

         The Company sells its products on a purchase order basis, with shipments of "turnkey" systems made shortly after receipt of executed purchase orders. As a result, the level of backlog at any particular time is not necessarily an indication of future results.

SUBSEQUENT EVENTS

         In June 1998, the Company announced that it sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to a privately held corporation doing business as Sterling Systems based in Downey, Idaho. This business accounted for approximately $1.0 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. Net assets associated with this line of business, which are primarily comprised of capitalized software, approximated $1.1 million at March 31, 1998. The cash transaction will result in a slight after-tax loss on disposal in the first quarter of fiscal 1999.

         Also in June 1998, the Company announced it is in discussions about a possible business combination with MEDASYS Digital Systems, a French Company with U.S. offices in Miami and Chicago. MEDASYS is a leading provider of medical imaging systems in Europe, is listed on the Second Market of the Paris Bourse and reported revenues of $23.3 million in calendar 1997. Any transaction is subject to the performance of due diligence and negotiation of a definitive agreement. The Company anticipates that these negotiations and the resulting transaction, if any, will be completed in the fall of 1998.


CITATION Computer Systems, Inc.                                        Page 11
Form 10-KSB for FYE 3/31/98

                          EXECUTIVE OFFICERS OF COMPANY

         The following persons constitute the executive officers and other key employees of Company. All executive officers are appointed annually at the organizational meeting of the Company's Board of Directors.

PERSON                                   AGE      OFFICE/POSITION HELD
------                                   ---      --------------------

J. Robert Copper                         58       Chairman and Chief Executive Officer
                                                  (since January 1995)

Richard D. Neece                         52       President (since August 1997; prior to that
                                                  Executive Vice President and Chief Financial
                                                  Officer since July 1995)

W. Steven Carter                         43       Executive Vice President, Services
                                                  (since August 1996)

Russell L. Fortune                       50       Executive Vice President, International Sales
                                                  (since April 1997; prior to that various sales
                                                  positions since June 1991)

John Selestak                            41       Vice President Marketing (since January 1996)

Patricia Q. Moore                        51       Vice President Human Resources (since October 1995)

John P. Gilmore                          56       Vice President, Controller and Treasurer
                                                  (since August 1996; prior to that Controller
                                                  since June 1995)

Anton F. Flieg                           44       Vice President Product Management, Admin-
                                                  istrative Suite (since May 1997; prior to that
                                                  Director of Sales Operations since March 1992)

Candice J. Barker                        42       Vice President Clinical Products
                                                  (since September 1997, prior to that
                                                  Director of Systems Development
                                                  since December 1996)



CITATION Computer Systems, Inc.                                        Page 12
Form 10-KSB for FYE 3/31/98

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities consist of approximately 32,000 square feet are located in Chesterfield, Missouri, a suburb of St. Louis. The lease expires in May, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any reportable litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No such matters were submitted during the fourth quarter of Company's fiscal year ended March 31, 1998.


CITATION Computer Systems, Inc.                                        Page 13
Form 10-KSB for FYE 3/31/98

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is quoted and traded on the NASDAQ National market under the symbol CITA. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated, as quoted on NASDAQ.


                                                   High                 Low
Fiscal 1998
     Quarter ended June 30, 1997                  $8 1/2               $5 1/2
     Quarter ended September 30, 1997              9 1/2                7 1/8
     Quarter ended December 31, 1997               8 5/8                5 1/2
     Quarter ended March 31, 1998                  9 1/2                5 3/4


         No dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. There were approximately 153 shareholders of record on July 7, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OR PLAN OF OPERATION

         The Company hereby incorporates by reference pages 1 through 9, inclusive, of the Company's Financial Information for the Year Ended March 31, 1998 insert to the Annual Report to Shareholders, comprising Exhibit 13(a) of this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

         The Company hereby incorporates by reference pages 10 through 27 inclusive, of the Company's Financial Information for the Year Ended March 31, 1998 insert to the Annual Report to Shareholders comprising Exhibit 13(b) of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


CITATION Computer Systems, Inc.                                        Page 14
Form 10-KSB for FYE 3/31/98

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


CITATION Computer Systems, Inc.                                        Page 15
Form 10-KSB for FYE 3/31/98

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

         -10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(c) Amendment to First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

         -10(y) Software Systems Program Product License, dated October 14, 1992, between Health Micro Data Systems, Inc., and Presbyterian Healthcare Services; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1993



CITATION Computer Systems, Inc.                                        Page 16
Form 10-KSB for FYE 3/31/98

         -13(a) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 1-9.

         -13(b) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 10 to 27.

         -21(a)   List of Subsidiaries of the Registrant

         -23(a)   Consent of PricewaterhouseCoopers LLP

         -23(b) Report of PricewaterhouseCoopers LLP on Financial Statement Schedule

         -27      Financial Data Schedule



    (b)   REPORTS ON FORM 8-K.

         None.


CITATION Computer Systems, Inc.                                        Page 17
Form 10-KSB for FYE 3/31/98

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CITATION Computer Systems, Inc.


                                                 By  /s/ J. Robert Copper
                                                    ---------------------
                                                    J. Robert Copper, Chairman
                                                    and Chief Executive Officer


                                                 July 7, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ J. Robert Copper                        /s/ Fred L. Brown
------------------------------------         -----------------------------------
J. Robert Copper, July 7, 1998               Fred L. Brown, July 7, 1998
Director and Chief Executive Officer         Director


      /s/ Larry D. Marcus                         /s/ James F. O'Donnell
------------------------------------         -----------------------------------
Larry D. Marcus, July 7, 1998                James F. O'Donnell, July 7, 1998
Director                                     Director


      /s/ David T. Pieroni                        /s/ Richard D. Neece
------------------------------------         -----------------------------------
David T. Pieroni, July 7, 1998               Richard D. Neece, July 7, 1998
Director                                     Principal Financial Officer


                                                  /s/ John P. Gilmore
                                             -----------------------------------
                                             John P. Gilmore, July 7, 1998
                                             Principal Accounting Officer

               INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS


SCHEDULE
NUMBER                 SCHEDULE
--------               --------
VIII                   Valuation and Qualifying Accounts


EXHIBIT
NUMBER                 EXHIBIT
-------                -------
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



13(a) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 1 to 9

13(b) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 10 to 27

21(a)    List of Subsidiaries of the Registrant

23(a)    Consent of PricewaterhouseCoopers LLP

23(b)    Report of PricewaterhouseCoopers LLP on Financial Statement Schedule

27       Financial Data Schedule



                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                          ADDITIONS      ADDITIONS
                                          BALANCE AT     CHARGED TO      CHARGED TO      DEDUCTIONS      BALANCE AT
                                          BEGINNING       COSTS AND        OTHER          ACCOUNTS         END OF
              DESCRIPTION                 OF PERIOD       EXPENSES        ACCOUNTS       CHARGED OFF       PERIOD
              -----------                 ----------     ----------      ----------      -----------     ----------
Year ended March 31, 1996:
   Allowance for Doubtful accounts           $137            $74              -               $41            $170

Year ended March 31, 1997:
   Allowance for Doubtful accounts           $170            $40              -               $48            $162

Year ended March 31, 1998:
   Allowance for Doubtful accounts           $162            $74              -               $31            $205
