Form 10KSB40/A
period 1998-03-13
CITATION COMPUTER SYSTEMS INC
filed 1998-07-28
CIK 888330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

               AMENDMENT NO. 1 TO THE FORM 10-KSB INDICATED BELOW

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0-20284

                       CITATION COMPUTER SYSTEMS, INC.

            (Exact name of Registrant as specified in its charter)

                 MISSOURI                                 43-1174397
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

  424 SOUTH WOODS MILL ROAD                                63017
  ST. LOUIS, MISSOURI                                     (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (314) 579-7900

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.10 PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---


================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

         J. ROBERT COPPER. 58. Chairman and Chief Executive Officer, CITATION Computer Systems, Inc.

         Mr. Copper has been a Director of the CITATION Computer Systems, Inc. (the "COMPANY") since May 1992. Mr. Copper was appointed Chairman and Chief Executive Officer of the Company in January 1995. Prior to that time Mr. Copper was active as a partner in Hales, Copper & Company, a management consulting firm, which he joined in 1992. From 1990 to 1992, Mr. Copper was President and Chief Executive Officer of the PLC Group, a management consulting firm specializing in mergers and acquisitions. From 1988 to 1990, Mr. Copper was President and Chief Executive Officer of Pet, Incorporated, a packaged foods company. Mr. Copper was Senior Vice President, Planning and Development, for IC Industries (now Whitman Corp.) a conglomerate, from 1980 to 1988. Mr. Copper's term as a Director of the Company expires at the Company's Annual Meeting of Shareholders in 1998.

         DAVID T. PIERONI.  53.  Director.

         Mr. Pieroni has been a Director of the Company since August 1991. Mr. Pieroni formed Pieroni Management Counselors, Inc., a management consulting company, in 1990 and served as President from 1990 to 1991, and again became active in its affairs in 1995. From 1991 to 1995 Mr. Pieroni was President of Spencer & Spencer Systems, Inc. In 1995 Mr. Pieroni joined The Farris Group and was President of The Farris Group in 1996 and part of 1997. From January 1996 until September 1996, Mr. Pieroni also served as Corporate Development Officer of Lasersight, Inc. Mr. Pieroni continues to serve as a Director of Lasersight, Inc. From 1977 to 1990, Mr. Pieroni was a principal at a predecessor of Ernst & Young LLP, working in their health care and management consulting practice. Mr. Pieroni's term as a Director of the Company expires at the Company's Annual Meeting of Shareholders in 1998.

         FRED L. BROWN. 57. President and Chief Executive Officer, BJC Health System.

         Mr. Brown has been a Director of the Company since February 1993. He has been President and Chief Executive Officer of BJC Health System headquartered in St. Louis, Missouri, since its creation in June 1993 (resulting from the merger of Christian Health Services with Barnes-Jewish, Inc.). Mr. Brown was President and Chief Executive Officer of Christian

                                                                          Page 2
Form 10-KSB/A
  CITATION Computer Systems, Inc.

         Health Services from January 1986 to February 1993. Mr. Brown's term as a Director of the Company expires at the Company's Annual Meeting of Shareholders in 1999.

         LARRY D. MARCUS. 49. Director.

         Mr. Marcus has been a Director of the Company since September 1996. From September 1989 until May 1996, Mr. Marcus served as Chief Financial Officer of River City Broadcasting, L.P. Currently, Mr. Marcus is principally engaged in civic, charitable, and entrepreneurial activities. Mr. Marcus also serves on the Board of Directors of Better Communications, Inc. Mr. Marcus' term as a Director of the Company expires at the Company's Annual Meeting of Shareholders in 1999.

         JAMES F. O'DONNELL. 51. Chairman, Capital For Business, Inc., CFB Venture Fund I, Inc., and CFB Partners, Inc. (General Partner of CFB Venture Fund II, L.P.)

         Mr. O'Donnell was elected as a Director of the Company in 1994. Mr. O'Donnell is Chairman and Chief Executive Officer of Capital For Business, Inc., an investment manager of two federally licensed SBIC venture funds, and has served in that capacity since 1987. Mr. O'Donnell is also Chairman of CFB Venture Fund I, Inc. Mr. O'Donnell's term as a Director of the Company expires in 2000.

EXECUTIVE OFFICERS

         RICHARD D. NEECE. 52. President.

         Mr. Neece was appointed President of the Company in August 1997. Prior to that time, Mr. Neece served as Executive Vice President -- Finance and Administration of the Company from July 1995 until 1997. From 1991 to 1995, Mr. Neece served as Executive Vice President -- Finance and Administration for Hussmann Corporation, a manufacturer of commercial refrigeration and supermarket display equipment, a subsidiary of Whitman Corporation.

         PATRICIA Q. MOORE. 51. Vice President -- Human Resources.

         Ms. Moore has served as Vice President -- Human Resources of the Company since October 1995. From 1992 to 1995, Ms. Moore was Director of Human Resources for Spencer & Spencer Systems, Inc., a contract programming consulting company. From 1988 to 1992, Ms. Moore was Assistant Vice President -- Staff Relations/Generalist Treasury Group for Citicorp.

         JOHN M. SELESTAK. 41. Vice President -- Marketing.

         Mr. Selestak has served as Vice President -- Marketing of the Company since January 1996, and previously served as the Company's Director of National Accounts from 1992 to March

Form 10-KSB/A
  CITATION Computer Systems, Inc.

         1994. During 1995 he served as a Director of First Consulting Group, Chicago, Illinois, a consulting firm that specializes in information technology in the healthcare industry. From April 1994 to the beginning of 1995 Mr. Selestak served as a Senior Sales Representative of Shared Medical Systems Corporation, which sells healthcare information systems. From 1988 to 1992, he served in sales and marketing roles for ALLTEL Healthcare Information Services, Inc. (formerly TDS Healthcare Systems Corporation), a provider of clinical-based information systems.

         JOHN P. GILMORE. 56. Vice President, Controller, and Treasurer.

         Mr. Gilmore has served as Vice President, Controller, and Treasurer of the Company since August 1996. Mr. Gilmore became Controller of the Company in June 1995. From 1991 to 1995, Mr. Gilmore was Director, Corporate Planning and Real Estate Accounting of Whitman Corporation.

         W. STEVEN CARTER. 43. Executive Vice President -- Services.

         Mr. Carter has served as Executive Vice President -- Services of the Company since August 1996. Prior to joining the Company, Mr. Carter served as Chief Financial Officer of Bates Memorial Hospital for more than five years.

         RUSSELL L. FORTUNE. 50. Executive Vice President -- International
         Sales.

         Mr. Fortune has served as Executive Vice President -- International Sales of the Company since April 1997. Prior to that time, Mr. Fortune has served the Company in various sales positions beginning in 1991.

         ANTON F. FLIEG. 44. Vice President -- Product Management, Administrative Products.

         Mr. Flieg has served as Vice President -- Product Management, Administrative Products of the Company since May 1997. Previously, since March 1992 Mr. Flieg served the Company as Director of Sales Administration.

         CANDICE J. BARKER. 42. Vice President -- Product Management, Clinical Products.

         Ms. Barker has served as Vice President -- Product Management, Clinical Products of the Company since May 1997. Prior to that time, Ms. Barker served as Director of Systems Development of the Company beginning in December 1996. Ms. Barker has served the Company in various other capacities for more than five years.

STOCK OWNERSHIP AND TRADING REPORTS

         To the Company's knowledge, based solely upon the Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership), and Forms 5 (Annual Statement of Changes in Beneficial Ownership) filed with the Company, no persons failed

                                                                          Page 4
Form 10-KSB/A
  CITATION Computer Systems, Inc.

to file any such form in a timely manner except as follows: John P. Gilmore filed a Form 5 in lieu of a Form 3 reporting his beneficial ownership of the Company's Common Shares at the time he was promoted to an executive officer position.

ITEM 10.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding the compensation paid to J. Robert Copper (the Company's Chief Executive Officer) and the three most highly compensated executive officers of the Company whose compensation (including annual salary and bonus) exceeded $100,000, paid during the fiscal year ended March 31, 1998 (the "NAMED EXECUTIVE OFFICERS"):


                       Annual Compensation                                                  Long Term Compensation

Name and Principal                                             Other Annual     Restricted        Options      LTIP     All Other
Position                Year       Salary         Bonus        Compensation    Stock Award(s)    (Shares)    Payouts Compensation(1)
------------------------------------------------------------------------------------------------------------------------------------
J. Robert Copper        1998      $204,200          --                  --                --        5,000         --     $  1,000
Chairman and Chief      1997      $191,701      $ 90,000                --                --       50,000         --     $  2,498
Executive Officer       1996      $149,333          --                  --                --      100,000         --     $  1,407
---------------------------------------------------------------------------------------------------------------------------------
Richard D. Neece        1998      $150,000          --                  --                --        5,000         --         --
President and Chief     1997      $136,252      $ 55,000                --                --       30,000         --         --
Financial Officer       1996      $ 67,292(2)       --                  --                --       50,000         --         --
---------------------------------------------------------------------------------------------------------------------------------
Russell Fortune         1998      $ 91,000      $ 17,500(3)             --                --        5,000         --     $  1,024
Executive Vice          1997      $ 77,250      $ 35,868(3)             --                --         --           --     $  1,386
President,              1996      $ 66,000      $ 39,304(3)             --                --        2,000         --     $  1,490
International Sales
---------------------------------------------------------------------------------------------------------------------------------
Duane Fitch             1998(4)   $120,000          --                  --                --       11,000         --     $ 36,368(5)
Executive Vice          1997(6)   $ 53,750          --                  --                --         --           --         --
President Sales         1996(6)       --            --                  --                --         --           --         --
---------------------------------------------------------------------------------------------------------------------------------

----------------------------------

(1) Consists solely of contributions by the Company to the CITATION Computer Systems, Inc. Retirement Savings Plan.

(2) Mr. Neece's employment with the Company commenced on July 17, 1995. The compensation shown is from the period beginning July 17, 1995 and ending March 31, 1996.

(3) The dollar amount reflects commissions earned during each fiscal year ended March 31.

(4) Mr. Fitch's terminated his employment with the Company effective June 30, 1998.

(5)      The dollar amount represents relocation expenses.

(6)      Mr. Fitch began his employment with the Company in October 1996.


                                                                          Page 5
Form 10-KSB/A
  CITATION Computer Systems, Inc.

OPTION GRANTS IN LAST FISCAL YEAR

         The Board of Directors adopted and shareholders approved the CITATION Computer Systems, Inc. 1992 Employee Incentive Stock Option Plan (the "STOCK OPTION PLAN") effective April 1, 1992. The Stock Option Plan was amended in April 1993 to, among other things, increase the number of Common Shares reserved for issuance under the Stock Option Plan to 348,347.

         The following tables set forth, with respect to the Company's Chief Executive Officer and the Named Executive Officers, certain information about option grants and exercises in the fiscal year ended March 31, 1998. The Company has not granted any stock appreciation rights.

            Option GRANTS in the Fiscal Year Ended March 31, 1998

                               Number of Securities         Percentage of Total      Exercise
                                Underlying Options           Options Granted to       Price           Expiration
         Name                        Granted             Employees in Fiscal Year  (per share)           Date
------------------------------------------------------------------------------------------------------------------------------------
J. Robert Copper                      5,000                         10.0%             $6.187            8/15/07
Richard D. Neece                      5,000                         10.0%             $6.187            8/15/07
Russell L. Fortune                    5,000                         10.0%             $6.125            8/15/07
Duane Fitch                          11,000                         23.0%              $7.24            8/15/07(1)

(1) Mr. Fitch's options will expire on September 28, 1998 if not exercised by that date, due to the termination of his employment.


             Aggregate Option EXERCISES in the Fiscal Year Ended March 31, 1998
                              and Fiscal Year End Option Values

                                                                         Number of                    Value of
                                                                        Unexercised                  Unexercised
                                Shares                                   Options at                  In-the-Money
                               Acquired                               Fiscal Year End                 Options at
                                  on                 Value              Exercisable/               Fiscal Year End
Name                           Exercise             Realized           Unexercisable                 Exercisable/
                                                                                                    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
J. Robert Copper                  --                   --                150,000/5,000             $937,500/$46,875
Richard D. Neece                  --                   --                 80,000/5,000             $468,750/$46,875
Russell L. Fortune                --                   --                  8,000/5,000              $75,000/$46,875
Duane Fitch                       --                   --              3,000/16,000(1)              $--/$103,125(1)

(1) Mr. Fitch's options will expire on September 28, 1998 if not exercised by that date, due to the termination of his employment.



                                                                          Page 6
Form 10-KSB/A
  CITATION Computer Systems, Inc.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The table below sets forth, as of July 1, 1998, the number and percentage of outstanding Common Shares of the Company beneficially owned by:
(i) each Director and each of the Named Executive Officers (as defined herein) of the Company; (ii) all Directors and Executive Officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than five percent of its Common Shares. The Company believes that each individual or entity named has sole investment and voting power with respect to Common Shares indicated as beneficially owned, except as otherwise noted.

                                                     Shares Beneficially
                                                          Owned(1)
    Name                                       Number                Percentage
-------------------------------------------------------------------------------
J. Robert Copper(2)                             363,077(3)              9.2%
Richard D. Neece                                171,666(4)              4.4%
Fred L. Brown                                    12,912                  (5)
Larry D. Marcus                                  12,666                  (5)
James F. O'Donnell(2)(6)                        628,977                16.5%
David T. Pieroni                                  4,716                  (5)
Russell L. Fortune(7)                            14,866                  (5)
CFB Venture Fund I, Inc.(2)                     626,311                16.4%
Kennedy Capital Management, Inc.(2)             370,000                 9.4%
All Directors and Executive Officers as
     a Group (7 Persons)                      1,208,880                30.6%

----------------------------------

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) The address for Mr. O'Donnell and CFB Venture Fund I, Inc. is 11 South Meramec, Suite 800, Clayton, Missouri 63105. The address for Kennedy Capital Management, Inc. is 10829 Olive Blvd., St. Louis, Missouri 63141. The address for Mr. Copper is 424 South Woods Mill Road, St. Louis, Missouri 63017.

(3) Amount includes: (i) 99,700 Common shares held in a trust for the benefit of Mr. Copper's children; (ii) 100,000 Common shares Mr. Copper may acquire pursuant to options to acquire Common shares at the exercise price of $5.00 per share; (iii) 50,000 Common shares Mr. Copper may acquire pursuant to options to

Form 10-KSB/A                                                            Page 7
      CITATION Computer Systems, Inc.

         acquire Common shares at the exercise price of $14.25; and (iv) 1,666 Common shares Mr. Copper may acquire pursuant to options to acquire Common shares at the exercise price of $6.187 per share.

(4) Amount includes: (i) 50,000 Common shares Mr. Neece may acquire pursuant to the exercise of options to acquire Common shares at the exercise price of $5.00 per share; (ii) 30,000 Common shares Mr. Neece may acquire pursuant to the exercise of options to acquire Common shares at the exercise price of $14.25 per share; and (iii) 1,666 Common shares Mr. Neece may acquire pursuant to options to acquire Common shares at the exercise price of $6.187 per share.

(5)      Less than one percent.

(6) Mr. O'Donnell is Chairman of CFB Venture Fund I Inc. and is deemed to beneficially own the shares held by CFB Venture Fund, I, Inc. Amount includes 666 Common shares Mr. O'Donnell may acquire pursuant to the exercise of options to acquire Common shares at the exercise price of $9.00 per share.

(7) Amount includes: (i) 6,000 Common shares Mr. Fortune may acquire pursuant to the exercise of options to acquire Common shares at the exercise price of $6.88 per share; (ii) 2,000 Common shares Mr. Fortune may acquire pursuant to options to acquire Common shares at the exercise price of $4.50 per share: and (iii)1,666 Common shares Mr. Fortune may acquire pursuant to options to acquire Common shares at the exercise price of $6.125 per share.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with J. Robert Copper which provided for an initial term that ended March 31, 1998. This agreement was not renewed. Each of Patricia Q. Moore, John M. Selestak, John P. Gilmore,
W. Steven Carter, Russell L. Fortune, Anton F. Flieg, and Candice J. Barker have entered into Change of Control Agreements (the "CHANGE OF CONTROL AGREEMENTS"). The Change of Control Agreements provide that if the employee is terminated or elects to terminate his or her employment with the Company (a "TERMINATED EMPLOYEE") following a reduction of the employee's annual cash compensation by ten percent or more or relocation of such employee to a workplace that is at least fifty miles away from the current workplace of such employee (either being an "INVOLUNTARY CHANGE OF CIRCUMSTANCES") and such Involuntary Change of Circumstances occurs within 12 months of a change in control of the Company (as such term is defined in the Change of Control Agreements), then the Terminated Employee is entitled to be paid an amount equal to two times his or her average annual compensation for the last two years (current compensation is annualized to determine the two year average for employees who did not work for the Company for two years prior to their termination date). Notwithstanding the foregoing, no Terminated Employee is entitled to compensation under the Change of Control Agreements if such employee is terminated because of death, long-term disability, or for "cause" (as such term is defined in the Change of Control Agreements).

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Those Exhibits required by Item 601 of Regulation S-B and by paragraph (a) of Item 13:

Form 10-KSB/A                                                            Page 8
      CITATION Computer Systems, Inc.

             Exhibit 3(a) Restated Articles of Incorporation of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 3(b) Restated By-laws of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 3(c) Amendment to the By-laws of the Company adopted June 22, 1998 is filed herewith.

             Exhibit 4(a) Specimen Common Stock Certificate; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 4(b) Registration Rights Agreement, dated May 29, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 4(c) Form of Amendment to Registration Rights Agreement, dated October 23, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to Exhibit 4(n) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, dated November 13, 1992, as filed by the Company with the Commission.

             Exhibit 10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(c) Amendment to the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

Form 10-KSB/A                                                            Page 9
      CITATION Computer Systems, Inc.

             Exhibit 10(e) Loan Agreement, dated January 27, 1998, by and between the Company and Southwest Bank of St. Louis, is filed herewith.

             Exhibit 10(y) Software System Program Product License, dated October 14, 1992, between Health Micro Data Systems, Inc., and Presbyterian Healthcare Services; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1993.

             Exhibit 13(a) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 1-9; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 13(b) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 10-27; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 21(a) List of Subsidiaries of the Registrant; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 23(a) Consent of PricewaterhouseCoopers LLP is filed herewith.

             Exhibit 23(b) Report of PricewaterhouseCoopers LLP on Financial Statement Schedule; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 27 Financial Data Schedule; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.




Form 10-KSB/A                                                           Page 10
       CITATION Computer Systems, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITATION Computer Systems, Inc.



                                        By  /s/ Richard D. Neece
                                            ------------------------------
                                            Richard D. Neece, President

Date: July 27, 1998

Form 10-KSB/A                                                           Page 11
       CITATION Computer Systems, Inc.

                                 EXHIBIT INDEX

         (a) Those Exhibits required by Item 601 of Regulation S-B and by paragraph (a) of Item 13 which were not included in the Company's Form 10-K dated July 14, 1998:

      Exhibit Number                                  Exhibit
      --------------                                  -------
             Exhibit 3(a) Restated Articles of Incorporation of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 3(b) Restated By-laws of the Company; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 3(c) Amendment to the By-laws of the Company adopted June 22, 1998 is filed herewith.

             Exhibit 4(a) Specimen Common Stock Certificate; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 4(b) Registration Rights Agreement, dated May 29, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 4(c) Form of Amendment to Registration Rights Agreement, dated October 23, 1992, between the Company and Capital For Business, Inc.; incorporated by reference to Exhibit 4(n) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, dated November 13, 1992, as filed by the Company with the Commission.

             Exhibit 10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.


                                                                         Page 12
Form 10-KSB/A
  CITATION Computer Systems, Inc.

             Exhibit 10(c) Amendment to the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332.

             Exhibit 10(e) Loan Agreement, dated January 27, 1998, by and between the Company and Southwest Bank of St. Louis, is filed herewith.


             Exhibit 10(y) Software System Program Product License, dated October 14, 1992, between Health Micro Data Systems, Inc., and Presbyterian Healthcare Services; incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1993.

             Exhibit 13(a) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 1-9; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 13(b) Financial Information Insert to the 1998 Annual Report to Shareholders, pages 10-27; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 21(a) List of Subsidiaries of the Registrant; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 23(a) Consent of PricewaterhouseCoopers LLP is filed herewith.

             Exhibit 23(b) Report of PricewaterhouseCoopers LLP on Financial Statement Schedule; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

             Exhibit 27 Financial Data Schedule; incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

                                                                         Page 13
Form 10-KSB/A
  CITATION Computer Systems, Inc.