Form 10QSB
period 1998-06-30
CITATION COMPUTER SYSTEMS INC
filed 1998-08-14
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                         CITATION COMPUTER SYSTEMS, INC.
               (Exact name of company as specified in its charter)

          MISSOURI                                            43-1174397
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI              63017
        (Address of principal executive offices)                 (Zip Code)

                                 (314) 579-7900
                 -----------------------------------------------
                (Company's telephone number, including area code)



[ ] Indicate by check mark whether the company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

The number of shares outstanding of the company's Common Stock, par value $0.10 per share, at August 8, 1998, was 3,813,773 shares.




Exhibit Index on Page 14                                            Page 1 of 14

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See pages F-1 to F-7 hereof.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998, TO THREE MONTHS ENDED JUNE 30, 1997

     GENERAL. The Company reported a net loss of $0.03 per share, or $129.8 thousand, for the first quarter of fiscal 1999, compared with net loss of $0.04 per share, or $152.8 thousand in the comparable period of fiscal 1998. Net loss from ongoing operations for the first quarter of fiscal 1999, excluding the loss on the sale of the financial systems business was $86.1 thousand or $0.02 per share. The increase in profitability from the prior year's loss was principally the result of lower operating expenses.

     In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Downey, Idaho. See Note 6 to the accompanying financial statements.

     Also in June 1998, the Company announced it is in discussions about a possible business combination with MEDASYS Digital Systems, a French Company with U.S. offices in Miami and Chicago. MEDASYS is a leading provider of medical imaging systems in Europe, is listed on the Second Market of the Paris Bourse and reported revenues of $23.3 million in calendar year 1997. Any transaction is subject to the performance of due diligence and negotiation of a definitive agreement. The Company anticipates that these negotiations and the resulting transaction, if any, will be completed by the end of the year.

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

          REVENUE. Total revenue decreased 20.3% from $4.3 million for the first quarter of fiscal 1998 to $3.4 million for the first quarter of fiscal 1999, which reflects a 38.7% decrease in system sales revenue and a 1.2% decrease in service revenue.

     System sales revenue for the first quarter decreased by $0.8 million, from $2.2 million in fiscal 1998 to $1.3 million in fiscal 1999. The 20.3% decrease in system sales was primarily attributable to the delay in new system orders due to the anticipated release of the Company's new NT products. System sales represented 50.9% and 39.1% of total revenues for the first quarter of fiscal 1998 and 1999, respectively.

     Service revenue for the first quarters of fiscal 1997 and 1998 was $2.1 million. Service revenue represented 49.1% and 60.9% of total revenues for the first quarter of fiscal 1998 and 1999, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 50.6% in the first quarter of fiscal 1998 to 50.2% in the first quarter of fiscal 1999. For the first quarter of fiscal 1998 and 1999, total cost of products and services sold were $2.2 million and $1.7 million, respectively.

     The decrease in cost as a percentage of revenues was primarily due to the decrease in the total revenues which was offset by a decrease in costs because of a change in product mix resulting in slightly higher margins. Software amortization costs of $0.5 million in the first quarter of both fiscal 1998 and 1999 represented 23.0% and 30.6%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues increased from 49.4% in the first quarter of fiscal 1998 to 49.8% in the first quarter of fiscal 1999. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first quarter of fiscal 1998 and 1999 are as follows (000's):

                                                         FY99             FY98
R&D EXPENSE                                             1ST QTR.         1ST QTR.
-----------                                             --------         --------
R&D spending                                            $  806.2         $  713.2
Less -- R&D capitalized                                    204.0            181.2
     Total R&D expense                                     602.2            532.0
Software amortization (cost of prod. sold)                 524.6            497.2
                                                        --------         --------
Total R&D expensed                                      $1,126.8         $1,029.2
                                                        ========         ========

     For the first quarter of fiscal years 1998 and 1999, the Company capitalized 25.4% and 25.3%, respectively, of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 41.8% in the first quarter of fiscal 1998, to 37.0% in the first quarter of fiscal 1999. Total selling and administrative expenses decreased $0.5 million to $1.3 million in this year's first quarter. The increase is primarily due to lower sales costs consistent with the decrease in sales and with lower administrative costs to support operations.

     OPERATING LOSS. The Company incurred an operating loss of $0.2 million in the first quarter of fiscal 1998 and 1999. The operating margin decreased from a negative 4.8% to a negative 6.8% in the first quarter of fiscal 1998 and 1999, respectively, primarily reflecting the decrease in total revenues and other factors as described above. Excluding the loss on sale of financial products, operating margin was a negative 4.8% for the first quarter of fiscal 1998 and 1999.

     OTHER INCOME. Interest expense, net decreased from $42.7 thousand in the first quarter of fiscal 1998 to $12.3 thousand in the first quarter of fiscal 1999 due to the repayment of a portion of the line of credit in fiscal 1998 offset by an increase in interest income.

     INCOME TAXES. The Company's effective income tax benefit rate was 38.0% in the first quarter of fiscal 1998 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million as compared to $0.1 million at June 30, 1998. The cash balance decreased by $0.3 million primarily due to cash used for repayment of debt ($0.1 million), software development costs ($0.3 million) and capital expenditures ($0.1 million), offset by cash generated from operating activities of $0.2 million.

     At March 31, 1997, the Company had cash and cash equivalents in the amount of $0.5 million as compared to $0.4 million at June 30, 1997. The cash balance decreased by $0.1 million primarily due to cash used for repayment of debt ($0.7 million), software development costs ($0.2 million), and capital expenditures ($0.1 million), offset by cash generated from operating activities of $0.8 million.

     As of June 30, 1998, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate (8.5% at June 30, 1998). The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. There were borrowings of $1.2 million outstanding under the line of credit agreement as of June 30, 1998 ($0.8 million of additional borrowings are available), which have been classified as long-term debt in the June 30, 1998 Consolidated Balance Sheet.

     The Company believes that its cash and cash equivalents, together with its current borrowing facilities and cash generated from operations, including the proceeds from the sale of the financial systems business, will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collections of its accounts receivable.

     The Company is addressing the issues associated with the Year 2000. The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed during fiscal 1999. The Company estimates the remaining costs of the reprogramming will not be material. However, there are numerous uncertainties relating to addressing Year 2000 issues, some of which may be beyond the Company's control, and all of which may cause results to be different than currently anticipated by the Company.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index for list of Exhibits.

     (b) Form 8-K filed reporting following announcements:

          (1) On June 18, 1998, Registrant issued a Press Release announcing the sale of its financial systems business and customer base to Sterling Systems of Downey, Idaho.

          (2) On June 24, 1998, Registrant issued a Press Release announcing that Registrant is in discussions with MEDASYS Digital Systems regarding a possible business combination.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CITATION COMPUTER SYSTEMS, INC.



Date: August 14, 1998                   By:
                                            ------------------------------------
                                        Richard D. Neece
                                        President

                         CITATION Computer Systems, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                   (UNAUDITED)               (AUDITED)
                                                     JUNE 30,                MARCH 31,
                                                      1998                     1998
                                                    ---------                --------
Assets
Current assets:
   Cash and cash equivalents                         $  144.3                $  419.7
   Accounts receivable:
      Trade, net                                      5,754.2                 6,351.0
      Other                                             607.1                   113.8
   Inventories                                          648.3                   436.1
   Prepaid expenses and other current assets            182.7                   190.2
   Income taxes receivable                              107.0                    79.7
   Deferred tax asset                                   135.8                   135.8
                                                    ---------               ---------

Total current assets                                  7,579.4                 7,726.3

   Software development costs, net                    2,020.5                 2,879.8
   Property and equipment, net                          873.5                   917.6
   Long-term accounts receivable                      1,657.0                 1,657.0
   Long-term deferred tax assets                        875.9                   875.9
   Other assets                                         290.6                   255.3
                                                    ---------               ---------

Total assets                                        $13,296.9               $14,311.9
                                                    =========               =========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                $   182.2               $   238.4
   Accounts payable                                   1,190.3                 1,423.5
   Customer deposits                                    580.9                   412.5
   Accrued bonuses and commissions                       93.1                   116.5
   Other accrued liabilities                            230.7                   217.3
   Deferred service revenue                           1,655.8                 2,377.8
                                                    ---------               ---------

Total current liabilities                             3,933.0                 4,786.0
                                                    ---------               ---------

   Long-term debt                                     1,338.3                 1,379.3
                                                    ---------               ---------

   Common stock                                         381.2                   381.1
   Paid-in capital                                    6,521.2                 6,512.5
   Retained earnings                                  1,123.2                 1,253.0
                                                    ---------               ---------

                                                      8,025.6                 8,146.6
                                                    ---------               ---------
Total liabilities and shareholders' equity          $13,296.9               $14,311.9
                                                    =========               =========



          See accompanying notes to consolidated financial statements        F-1

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                    Three Months ended
                                                         June 30,
                                                   1998                       1997
                                                (Unaudited)                (Unaudited)
Net system sales and service revenues:
   System sales                                   $1,335.7                   $2,177.4
   Service revenue                                 2,078.7                    2,104.3
                                                  --------                  --------
                                                   3,414.4                   4,281.7
                                                  --------                  --------
Cost of products and service sold:
   System sales                                    1,216.3                   1,747.8
   Service revenue                                   497.0                     419.0
                                                  --------                  --------
                                                   1,713.3                   2,166.8
                                                  --------                  --------
      Gross profit                                 1,701.1                   2,114.9

Research and development expenses                    602.2                     532.0
Selling and administrative expenses                1,262.2                   1,788.7
Loss on sale of financial systems business            70.5                       --
                                                  --------                  --------

Operating loss                                      (233.8)                   (205.8)

Other income:
   Interest expense, net                             (12.3)                    (42.7)
   Other                                              36.8                       2.0
                                                  --------                  --------
Loss before income taxes                            (209.3)                   (246.5)

Benefit for income taxes                             (79.5)                    (93.7)
                                                  --------                  --------

Net loss                                          $ (129.8)                 $ (152.8)
                                                  ========                  ========

Net loss per common share:                        $  (0.03)                 $  (0.04)
                                                  ========                  ========
   Basic and diluted

Weighted average number of shares used in
  computing net earnings per common share:
      Basic and diluted                              3,811                     3,803
                                                  ========                  ========




           See accompanying notes to consolidated financial statements       F-2

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                        Three months ended
                                                                             June 30,
                                                                     1998                   1997
                                                                     ----                   ----
                                                                  (Unaudited)            (Unaudited)
Cash flows from operating activities

Net loss                                                           $(129.8)                 $(152.8)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization of property and
      equipment                                                      148.2                    179.1
   Amortization of software development costs                        524.6                    497.2
   Non-cash 401K matching contribution                                 8.8                     13.4
   Non-cash charge related to sale of financial systems business     538.7                        -
   Decrease in accounts receivable                                   103.6                    382.5
   Decrease (increase) in inventories                               (212.2)                     8.0
   Decrease (increase) in prepaid expenses and other assets          (27.8)                    45.9
   Decrease in accounts payable                                     (233.2)                  (573.8)
   Increase in customer deposits                                     168.4                     66.0
   Increase (decrease) in accrued bonuses and commissions            (23.4)                    22.1
   Increase (decrease) in other accrued liabilities                   13.4                   (108.4)
   Increase in current income taxes receivable/payable               (27.3)                   490.9
   Decrease in deferred service revenue                             (722.0)                   (27.1)
                                                                   -------                  -------

Net cash provided by operating activities                            130.0                    843.0

Cash flows from investing activities:
   Capital expenditures                                             (104.2)                  (105.7)
   Software development costs                                       (204.0)                  (181.2)
                                                                   -------                  -------

Net cash used in investing activities                               (308.2)                  (286.9)
                                                                   -------                  -------

Cash flows from financing activities:
   Principal payments on long-term debt                              (97.2)                  (667.5)
                                                                   -------                  -------

Net cash used in financing activities                                (97.2)                  (667.5)
                                                                   -------                  -------

Net decrease in cash and cash equivalents                           (275.4)                  (111.4)

Cash and cash equivalents, beginning of year                         419.7                    510.7
                                                                   -------                  -------
Cash and cash equivalents, end of period                           $ 144.3                  $ 399.3
                                                                   =======                  =======




           See accompanying notes to consolidated financial statements       F-3

                         CITATION Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (in thousands except for number of shares)

                                                            Common Stock
                                                            ------------
                                                                              Additional
                                             Number             Par             Paid-in            Retained
                                           of Shares           Value            Capital            Earnings             Total
                                           ---------           -----          ----------           --------             -----
Balance, March 31, 1998 (audited)          3,810,548          $381.1           $6,512.5            $1,253.0           $8,146.6

Issuance of common stock for 401K
company matching contribution
(unaudited)                                      942             0.1                8.7                  --                8.8

Net loss (unaudited)                              --              --                 --              (129.8)            (129.8)
                                           ---------          ------           --------            --------           --------

Balance, June 30, 1998 (unaudited)         3,811,490          $381.2           $6,521.2            $1,123.2           $8,025.6
                                           =========          ======           ========            ========           ========







          See accompanying notes to consolidated financial statements        F-4

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information for the three-month periods ended June 30, 1997, and 1998 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated July 7, 1998, which includes financial statements and notes thereto for the year ended March 31, 1998.

     In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at June 30, 1998, the Statement of Operations for the three months ended June 30, 1997 and 1998, the Statement of Cash Flows for the three months ended June 30, 1997 and 1998, and the Statement of Changes in Shareholders' Equity for the three months ended June 30, 1998. The interim results, however, are not necessarily indicative of results for any future period.

     Certain prior year amounts have been reclassified to reflect current year classifications.

2.   INVENTORIES


     Inventories consist of the following:

                                                          June 30,                     March 31,
                                                           1998                          1998
                                                          --------                     --------
     Hardware and third party software                     $414.6                       $241.2
     Field service equipment                                233.7                        194.9
                                                           ------                       ------
                                                           $648.3                       $436.1
                                                           ======                       ======


3.   COMMITMENTS COMMITMENTS

          The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company knows of one pending lawsuit.




                                                                             F-6

4.   LONG-TERM ACCOUNTS RECEIVABLE

          The Company has provided extended payment terms to an overseas customer for a maximum period of three years. At June 30, 1998, $1.7 million was outstanding.

5.   LONG-TERM DEBT

          As of June 30, 1998, the Company had a line of credit agreement that allowed the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company has $1.2 million in borrowings outstanding under the line of credit agreement at June 30, 1998.

6.   SALE OF FINANCIAL SYSTEMS BUSINESS

          In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to a private entity doing business as Sterling Systems based in Downey, Idaho. This business accounted for approximately $1.0 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. The cash transaction resulted in an after-tax loss on disposal of $43.7 thousand, or $0.01 per share, in the first quarter of fiscal 1999.

7.   POSSIBLE BUSINESS COMBINATION

          Also in June 1998, the Company announced it is in discussions about a possible business combination with MEDASYS Digital Systems, a French Company with U.S. offices in Miami and Chicago. MEDASYS is a leading provider of medical imaging systems in Europe, is listed on the Second Market of the Paris Bourse and reported revenues of $23.3 million in calendar 1997. Any transaction is subject to performance of due diligence and negotiations of a definitive agreement. The Company anticipates that these negotiations and the resultant transaction, if any, would be completed by the end of the year.




                                                                             F-6

                                  EXHIBIT INDEX

Exhibit                                                                           Sequential Page
Number   Exhibit                                                                      Number
-------  --------                                                                 ---------------
3(a)     Restated Articles of Incorporation of the Company; incorporated by              *
         reference to the corresponding Exhibit to the Company's Registration
         Statement on Form S-1 of the Company, Registration No. 33-48332

3(b)     Restated By-laws of the Company; incorporated by reference to the               *
         corresponding Exhibit to the Company's Registration Statement of
         Form S-1 of the Company, Registration No. 33-48332

4(a)     Specimen Common Stock Certificate; incorporated by reference to the             *
         corresponding Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332

4(b)     Registration Rights Agreement, dated May 29, 1992, between the                  *
         Company and Capital For Business, Inc; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on
         Form S-1 of the Company, Registration No. 33-48332

27(a)    Financial Data Schedule

----------
* Incorporated by reference as set forth in Exhibit description.