Form 10QSB
period 1990-09-30
CITATION COMPUTER SYSTEMS INC
filed 1998-11-17
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO
                                                   --------  -------

                         COMMISSION FILE NUMBER 0-20284


                         CITATION COMPUTER SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MISSOURI                                             43-1174397
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                   63017
-------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (314) 579-7900
                                 --------------
              (Registrant's telephone number, including area code)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.10 per share, at November 6, 1998 was 3,832,799 shares.




Exhibit Index on Page 16                                           Page 1 of 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         See pages F-1 to F-6 hereof.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Any forward-looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, uncertainties related to the proposed business combination with MEDASYS Digital Systems, S.A., significant changes in healthcare regulation, economic downturns in any of the Company's markets, competitors, new entrants into the Company's markets, increased price pressure, the availability of suitable acquisition candidates, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

         Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998, TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         GENERAL. The Company reported net income of $0.05 per share, or $0.2 million, for the second quarter of fiscal 1999, compared with a net gain of $0.01 per share, or $37 thousand in the comparable period of fiscal 1998. The increase in profitability from the prior year was principally the result of lower selling and administrative expenses.

         In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Downey, Idaho. See
Note 6 to the accompanying financial statements.

         On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company will (1) undertake an initial public offering in France of its Common Stock, and (2) offer to exchange shares of the Company's common stock and warrants and options to purchase shares of the Company's common stock with MEDASYS shareholders, warrant holders and option holders for corresponding shares of MEDASYS common stock and warrants and options to purchase shares of MEDASYS' common stock, with the result that MEDASYS will be a subsidiary of the Company. The consummation of the transactions set forth in the Reorganization Agreement is subject to various regulatory approvals and express closing conditions, including completion of due diligence, the approval of the Reorganization Agreement by the Company's shareholders and the tender of at least 67% of the outstanding shares of MEDASYS in the exchange offer. The exchange offer is expected to be accounted for under the purchase accounting method. The Company anticipates that the transactions will be completed in the first quarter of 1999.

         REVENUES. Total revenue decreased 3.9% from $4.3 million for the second quarter of fiscal 1998 to $4.1 million for the second quarter of fiscal 1999. A 5.4% increase in system sales revenue was offset by a 14.1% decrease in service revenue.

         System sales revenue for the second quarter increased $0.2 million, from $2.2 million in fiscal 1998 to $2.4 million in fiscal 1999. The 5.4% increase in system sales was primarily attributable to the release of the Company's new NT(R) products during late June, 1998. System sales represented 57.3% and 52.2% of total revenues for the second quarter of fiscal 1999 and 1998, respectively.

         Service revenue for the second quarter decreased $0.3 million to $1.8 million in fiscal 1999. Included in the second quarter of fiscal year 1998 was $0.2 million service revenue from the financial products which were sold in June 1998. Service revenue represented 42.7% and 47.8% of total revenues for the second quarter of fiscal 1999 and 1998 respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenues. Cost of system sales includes hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 45.1% in the second quarter of fiscal 1998 to 44.2% in the second quarter of fiscal 1999. For the second quarter of fiscal 1999 and 1998, total cost of products and services sold were $1.8 million and $1.9 million, respectively.

         The decrease in cost as a percentage of revenues was primarily due to the decrease in client service expense and software amortization expense. Software amortization costs of $0.4 million and $0.5 million in the second quarter of fiscal years 1999 and 1998 represented 21.2% and 26.3%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues increased from 54.9% in the second quarter of fiscal 1998 to 55.8% in the second quarter of fiscal 1999. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         OTHER INCOME. Interest expense, net decreased from expense of $23.4 thousand in the second quarter of fiscal 1998 to expense of $11.6 thousand in the second quarter of fiscal 1999 due to the net reduction in borrowings under the Company's line of credit.

         INCOME TAXES. The Company's effective income tax provision rate was 38% in the second quarter of fiscal years 1998 and 1999.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the second quarter of fiscal 1998 and 1999 were as follows (000's):


                                                 FY99             FY98
R&D EXPENSE                                     2ND QTR.         2ND QTR.
-----------                                    ---------         --------
R&D spending                                   $  892.7          $  806.0
Less - R&D capitalized                            224.2             204.2
                                               --------          --------
  Total R&D expense                               668.5             601.8
Software amortization (cost of prod. sold)        384.8             506.4
                                               --------          --------
Total R&D expensed                             $1,053.3          $1,108.2
                                               ========          ========

         For the second quarter of fiscal years 1999 and 1998, the Company capitalized 25.1% and 25.3%, respectively, of software development spending.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 38.7% in the second quarter of fiscal 1998, to 32.6%, in the second quarter of fiscal 1999. Total selling and administrative expenses decreased $0.3 million to $1.3 million in this year's second quarter. The decrease was primarily due to lower personnel costs and with lower administrative costs to support operations.

         OPERATING INCOME. Operating income increased from $0.1 million, in the second quarter of fiscal 1998, to $0.3 million in the second quarter of fiscal 1999. The operating margin increased from 2.2% to 6.9% in the second quarter of fiscal 1998 and 1999 respectively, primarily reflecting the factors discussed above.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998, TO SIX MONTHS ENDED SEPTEMBER 30, 1997

         GENERAL. The Company reported net income of $0.01 per share, or $42.6 thousand, for the first six months of fiscal 1999, compared to a net loss of $0.03 per share, or $115.7 thousand in the comparable period of fiscal 1998. Net income from ongoing operations for the six months of fiscal 1999, excluding the loss on the sale of the financial systems business, was $85.6 thousand or $0.02 per share. The increase in profitability from the prior year's loss was principally the result of lower selling and administrative expenses.

         In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Downey, Idaho. See
Note 6 to the accompanying financial statements.

         REVENUES. Total revenues decreased 12.1% to $7.5 million for the first six months of fiscal 1999 from $8.6 million for the first six months of fiscal 1998, which reflects a 16.4% decrease in system sales revenue and an 7.6% decrease in service revenue.

         System sales revenue for the first six months decreased by $0.7 million, from $4.4 million in fiscal 1998 to $3.7 million in fiscal 1999. The 16.4% decrease in system sales was primarily attributable to the timing of new system orders due to the anticipated release in the second quarter of the Company's new NT(R) products. The Company's new NT(R) products were released in late June, 1998. System sales represented 51.5% of total revenues for the first six months of fiscal 1998 and 49.0% of total revenues for the corresponding period in fiscal 1999.

         Service revenue for the first six months decreased by $0.3 million, from $4.1 million in fiscal 1998 to $3.8 million in fiscal 1999. Included in the first six months of fiscal 1998 was $0.4 million service revenue from the financial products. The 7.6% decrease was primarily due to the reduction in sales and renewals of service contracts from existing customers. Service revenue represented 51.0% and 48.5% for the first six months of fiscal 1999 and 1998, respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold decreased from 47.8% in the first six months of fiscal 1998 to 46.9% in the first six months of fiscal 1999. The decrease in cost as a percentage of revenue was primarily due to the decrease in total revenues, which was more than offset by a decrease in software amortization costs and client service expense. Software amortization costs of $0.9 million and $1.0 million in the six months of fiscal years 1999 and 1998 represented 25.8% and 24.5%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues increased from 52.2% in the first six months of fiscal 1998 to 53.1% in the first six months of fiscal 1999. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first six months of fiscal 1998 and 1999 were as follows ($000's):

                                                FY99               FY98
R&D EXPENSE                                  SIX MONTHS         SIX MONTHS
-----------                                  ----------         ----------
R&D spending                                 $  1,698.9         $  1,519.2
Less - R&D capitalized                            428.2              385.4
                                             ----------         ----------
  Total R&D expense                             1,270.7            1,133.8
Software amortization (cost of prod. sold)        909.4            1,003.7
                                             ----------         ----------
Total R&D expensed                           $  2,180.1         $  2,137.5
                                             ==========         ==========

         For the first six months of fiscal years 1998 and 1999, the Company capitalized 25.4% and 25.2%, respectively, of software development spending.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $3.4 million in the first six months of fiscal 1998 to $2.6 million in the first six months of fiscal 1999, a decrease of 24.5%. Total selling and administrative expenses decreased primarily due to lower personnel costs and expenditures associated with lower selling and administrative costs to support operations. Selling and administrative expenses as a percentage of total revenues decreased from 40.2% in fiscal 1998 to 34.6% in fiscal 1999.

         OPERATING INCOME. Operating income increased from an operating loss of $0.1 million in the first six months of fiscal 1998 to operating income of $0.1 million, excluding the $70 thousand loss on the sale of the financial systems business, in the first six months of fiscal 1999, primarily reflecting the decrease in total revenues more than offset by the decreased selling and administrative expenses as well as other factors described above.

         OTHER INCOME. Interest expense, net decreased from $66.1 thousand in the first six months of fiscal 1998 to $23.9 thousand in the first six months of fiscal 1999 due to the lower borrowings under the Company's line of credit.

         INCOME TAXES. The Company reported an effective income tax benefit rate of 38% in the first six months of fiscal 1998 compared to an effective income tax provision rate of 39% in the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash flow from operations. At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million as compared to $0.2 million at September 30, 1998. Cash flows in the six months ended September 30, 1998 reflects amounts paid for capital investments ($0.1 million), software development costs ($0.4 million), and repayment of long-term debt, ($0.1 million), offset by cash generated from operating activities of $0.1 million and borrowings under the line of credit ($0.4 million). The decrease in cash generated from operating activities from the prior year is primarily due to the decrease in deferred service revenue ($0.6 million) and the increase in prepaid expenses ($0.3 million).

         At September 30, 1997 and March 31, 1997, the Company reported cash and cash equivalents in the amount of $0.5 million. Cash flows in the six months ended September 30, 1997 reflects amounts paid for capital investments ($0.2 million), and software development costs ($1.5 million), offset by cash generated from operating activities of $1.3 million.

         As of October 30, 1998, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate (8.0% at September 30, 1998). The line of credit is secured by the Company's accounts receivable, inventory and general intangible assets. There were borrowings of $1.6 million outstanding under the line of credit agreement as of September 30, 1998 ($0.4 million of additional borrowings are available), which have been classified as long-term debt in the September 30, 1998 Consolidated Balance Sheet.

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

         On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company will (1) undertake an initial public offering in France of its Common Stock, and (2) offer to exchange shares of the Company's common stock and warrants and options to purchase shares of the Company's common stock with MEDASYS shareholders, warrant holders and option holders for corresponding shares of MEDASYS common stock and warrants and options to purchase shares of MEDASYS' common stock, with the result that MEDASYS will be a subsidiary of the Company. The consummation of the transactions set forth in the Reorganization Agreement is subject to various regulatory approvals and express closing conditions, including completion of due diligence, the approval of the Reorganization Agreement by the Company's shareholders and the tender of at least 67% of the outstanding shares of MEDASYS in the exchange offer. The exchange offer is expected to be accounted for under the purchase accounting method. The Company anticipates that the transactions will be completed in the first quarter of 1999.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and devices with imbedded technology that are time sensitive may treat years as occurring between 1900 and the end of 1999 may not self-convert to reflect the upcoming change in the century. If not corrected, this problem could result in system failures or miscalculations and erroneous results by or at the Year 2000.

         The Company has undertaken, but not yet completed a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses the Company's operating information and facilities systems, the vendors and other third parties with which the Company does business. The program includes the following phases: awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

         The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for Year 2000 compliance. As part of the Company's Year 2000 compliance program, as of September 30, 1998, the Company had: (i) identified all critical software that requires modification for the Year 2000 and completed an estimate of the personnel time required to complete such software modifications; (ii) received written or oral confirmation from its telecommunications vendors that the equipment supplied by such vendors is or will be Year 2000 compliant; (iii) instituted a formal communication process to keep senior management apprised of significant Year 2000 issues; and (iv) developed a schedule for completing necessary Year 2000 modifications in a timely manner. It is anticipated that all reprogramming efforts will be completed during fiscal 1999. Notification has been sent to all customers of the Company's systems regarding the Year 2000 issue and its potential effect on those customer's systems, hardware and instruments.

         The total cost of the Year 2000 project to date has not been material. Based on the program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations and that currently anticipated costs to be incurred by the Company with respect to Year 2000 issues will be funded from operating cash flows. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customer, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner and believes that it has or will have taken all necessary steps with regard to customers and Company products sold to customers in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         SHAREHOLDER PROPOSALS

         At this time, the Company anticipates that its 1999 Annual Meeting of Shareholders will be held more than 30 days from the date of the 1998 Annual Meeting of Shareholders. Therefore, proposals of Shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company by a reasonable time before the Company begins to print and mail its proxy materials for enclosure in the Company's Proxy Statement and proxy relating to that meeting. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the Proxy Statement and proxy in accordance with regulations governing the solicitation of proxies.

         At the 1999 Annual Meeting of Shareholders, the individuals named in the Proxy relating to such meeting will exercise discretionary authority to vote on any matter brought before the meeting, with respect to which the Company received notice on or after a reasonable time before the Company mails its proxy materials. With respect to matters brought before the meeting which the Company was provided with timely notice prior, the individuals named in the Proxy relating to such meeting will exercise discretionary authority to vote on any such matter and the Company will include in the Proxy Statement advice on the nature of the matter and how the individuals named in the Proxy relating to such meeting intend to exercise their discretion to vote on each matter. Notwithstanding the above, the individuals named in the Proxy relating to such meeting shall not exercise discretionary authority over a matter if: (i) The Company receives timely notice of such matter; (ii) by such time, the proponent of such matter (the "proponent") provides the Company with a written statement that the Proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Missouri law to carry the proposal; (iii) the Proponent includes the same statement in its proxy materials filed under Rule 14a-6 of the Securities Exchange Act of 1934, as amended; and (iv) immediately after soliciting the percentage of shareholder required to carry the proposal, the Proponent provides the Company with a statement from any solicitor or other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Missouri law to carry the proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index for list of Exhibits.

     (b) Form 8-K filed reporting following announcements:

         (1) On June 29, 1998, the Company filed a current report on Form 8-K dated June 18, 1998, to report pursuant to Item 5 thereof, announcing the sale of the Company's financial systems business and customer base to Sterling Systems of Downey, Idaho and that the Company had entered into discussions with MEDASYS Digital Systems regarding a possible business combination.

         (2)  On July 31, 1998, the Company filed a current report on Form
              8-K dated July 20, 1998, to report pursuant to Item 5 thereof, announcing the results of the Company's fiscal quarter ended June 30, 1998.

         (3) On September 18, 1998, the Company field a current report on Form 8-K dated September 15, 1998, to report pursuant to item 5 thereof, announcing that the company had entered into an Agreement and Plan of Reorganization MEDASYS Digital Systems, certain shareholders of the Company and certain shareholders of MEDASYS.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    CITATION COMPUTER SYSTEMS, INC.

Date:    November 13, 1998          By:  /s/Richard D. Neece
         -----------------              -----------------------------------
                                    Richard D. Neece
                                    President
                                    (Principal Financial & Accounting Officer)

                         CITATION Computer Systems, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                    September 30,     March 31,
                                                        1998            1998
                                                        ----            ----
                                                     (unaudited)      (audited)
Assets
Current assets:
   Cash and cash equivalents                           $   239.1      $   419.7
   Accounts receivable:
     Trade, net                                          6,430.8        6,351.0
     Other                                                 468.5          113.8
   Inventories                                             511.6          436.1
   Prepaid expenses and other current assets               190.4          190.2
   Income taxes receivable                                   0.2           79.7
   Deferred tax asset                                      135.8          135.8
                                                       ---------      ---------

Total current assets                                     7,976.4        7,726.3

   Software development costs, net                       1.859.9        2,879.8
   Property and equipment, net                             755.0          917.6
   Long-term accounts receivable                         1,657.3        1,657.3
   Long-term deferred tax assets                           875.9          875.9
   Other assets                                            580.4          255.0
                                                       ---------      ---------

Total assets                                           $13,704.9      $14,311.9
                                                       =========      =========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                   $   125.9      $   238.4
   Accounts payable                                      1,231.8        1,423.5
   Customer Deposits                                       250.6          412.5
   Accrued bonuses and commissions                         112.5          116.5
   Other accrued liabilities                               212.4          217.3
   Deferred service revenue                              1,775.8        2,377.8
                                                       ---------      ---------

Total current liabilities                                3,709.0        4,786.0

   Long-term debt                                        1,739.1        1,379.3
                                                       ---------      ---------

   Common stock                                            382.9          381.1
   Paid-in capital                                       6,578.3        6,512.5
   Retained earnings                                     1,295.6        1,253.0
                                                       ---------      ---------

                                                         8,256.8        8,146.6
Total liabilities and shareholders' equity             $13,704.9      $14,311.9
                                                       =========      =========




        See accompanying notes to consolidated financial statements         F-1
                                                                        Page 10

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)



                                                           Three months ended               Six months ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------

                                                          1998            1997            1998            1997
                                                          ----            ----            ----            ----
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net system sales and service revenues:
   System sales                                          $ 2,351.6       $ 2,230.9       $ 3,687.3       $ 4,408.3
   Service revenue                                         1,754.2         2,041.7         3,832.9         4,146.0
                                                         ---------       ---------       ---------       ---------
                                                           4,105.8         4,272.6         7,520.2         8,554.3
                                                         ---------       ---------       ---------       ---------
Cost of products and service sold:
   System costs                                            1,401.3         1,475.9         2,617.7         3,223.7
   Service costs                                             415.0           450.3           912.0           869.3
                                                         ---------       ---------       ---------       ---------
                                                           1,816.3         1,926.2         3,529.7         4,093.0
                                                         ---------       ---------       ---------       ---------

     Gross profit                                          2,289.5         2,346.4         3,990.5         4,461.3

Research and development expense                             668.5           601.8         1,270.7         1,133.8
Selling and administrative expenses                        1,336.7         1,651.6         2,598.8         3,440.3
Loss on sale of financial systems business (Note 6)              -               -            70.5               -
                                                         ---------       ---------       ---------       ---------

Operating income (loss)                                      284.3            93.0            50.5          (112.8)

Other income:
   Interest expense, net                                     (11.6)          (23.4)          (23.9)          (66.1)
   Other                                                       6.4            (9.7)           43.2            (7.7)
                                                         ---------       ---------       ---------       ---------
Income (loss) before income taxes                            279.1            59.9            69.8          (186.6)

Provision (benefit) for income taxes                         106.7            22.8            27.2           (70.9)
                                                         ---------       ---------       ---------       ---------

Net income (loss)                                        $   172.3       $    37.1       $    42.6       $  (115.7)
                                                         =========       =========       =========       =========

Net earnings (loss) per common share:
   Basic and diluted                                     $    0.05       $    0.01       $    0.01       $   (0.03)
                                                         =========       =========       =========       =========

Weighted average number of shares used in
   computing net earnings per common share:
     Basic                                                   3,815           3,805           3,813           3,804
                                                         =========       =========       =========       =========
     Diluted                                                 3,815           3,888           3,841           3,804
                                                         =========       =========       =========       =========


       See accompanying notes to consolidated financial statements           F-2
                                                                        Page 11

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                     Six months ended
                                                                                       September 30,
                                                                                       -------------
                                                                                   1998             1997
                                                                                   ----             ----
                                                                               (unaudited)      (unaudited)
Cash flows from operating activities:
Net income (loss)                                                                 $  42.6         $ (115.7)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization of property and equipment                          300.3            344.1
   Amortization of software development costs                                       909.4          1,003.7
   Non-cash charge related to sale of financial systems business                    538.7                -
   Non-cash 401K matching contribution and issuance of Director's stock              67.6             26.4
   (Increase) decrease in accounts receivable                                      (434.5)           178.9
   Increase in inventories                                                          (75.5)           (60.8)
   (Increase) decrease in prepaid expenses and other assets                        (325.6)           225.3
   Decrease in accounts payable                                                    (191.7)          (875.5)
   Increase (decrease) in customer deposits                                        (161.9)            41.0
   Increase (decrease) in accrued bonuses and commissions                            (4.0)            32.8
   Decrease in other accrued liabilities                                             (4.9)           (82.4)
   Increase in current income taxes receivable/payable                               79.5            505.6
   Increase (decrease) in deferred service revenue                                 (602.0)           109.5
                                                                                  -------         --------

Net cash provided by operating activities                                           138.0          1,332.9
                                                                                  -------         --------
Cash flows from investing activities
   Capital expenditures                                                            (137.7)          (180.3)
   Software development costs                                                      (428.2)          (385.4)
                                                                                  -------         --------

Net cash used in investing activities                                              (565.9)          (565.7)
                                                                                  -------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                                                     432.3                -
   Principal payments on long-term debt                                            (185.0)          (758.3)
   Proceeds from the issuance of common stock                                           -              2.3
                                                                                  -------         --------

Net cash provided by (used in) financing activities                                 247.3           (756.0)
                                                                                  -------         --------

Effect of exchange rate changes on cash                                                 -              1.4
                                                                                  -------         --------

Net increase (decrease) in cash and cash equivalents                               (180.6)            12.6

Cash and cash equivalents, beginning of year                                        419.7            510.7
                                                                                  -------         --------
Cash and cash equivalents, end of period                                          $ 239.1         $  523.3
                                                                                  =======         ========





        See accompanying notes to consolidated financial statements         F-3
                                                                        Page 12

                         CITATION Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (in thousands except for share information)

                                                                Common Stock
                                                                ------------
                                                                              Additional
                                                      Number        Par         Paid-in      Retained
                                                     of Shares      Value       Capital      Earnings        Total
                                                     ---------    -------     ----------    ---------      ---------
Balance, March 31, 1998 (audited)                    3,810,548    $ 381.1      $ 6,512.5    $ 1,253.0      $ 8,146.6

Issuance of common stock for 401K
   company matching contribution
   (unaudited)                                           3,225        0.2           19.4            -           19.6

Issuance of common stock to directors
   (unaudited)                                          15,672        1.6           46.4            -           48.0

Net income (unaudited)                                       -                         -         42.6           42.6
                                                     ---------    -------      ---------    ---------      ---------


Balance, September 30, 1998 (unaudited)              3,829,445    $ 382.9      $ 6,578.3    $ 1,295.6      $ 8,256.8
                                                     =========    =======      =========    =========      =========







See accompanying notes to consolidated financial statements                F-4
                                                                       Page 13

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of September 30, 1998 and for the three and six months periods ended September 30, 1998 and 1997 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. Reference is made to Notes to Financial Statements as incorporated by reference in the Company's Annual Report on From 10-KSB for the year ended March 31, 1998.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at September 30, 1998, the Statement of Operations for the three and six months ended September 30, 1998 and 1997, the Statement of Cash Flows for the six months ended September 30, 1998 and 1997, and the Statement of Shareholders' Equity for the six months ended September 30, 1998. The interim results, however, are not necessarily indicative of results for any future period.

         Certain prior year amounts have been reclassified to reflect current year classifications.


2.  INVENTORIES

         Inventories consist of the following:

                                                  SEPT. 30,        MARCH 31,
                                                     1998            1998
                                                   --------        ---------
         Hardware and third party software         $  289.5        $   241.2
         Field service equipment                      222.1            194.9
                                                   --------        ---------
                                                   $  511.6        $   436.1
                                                   ========        =========

3.  COMMITMENTS

         The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.

4.  LONG-TERM ACCOUNTS RECEIVABLE

         The Company has provided extended payment terms to an overseas customer for a maximum period of three years. At September 30, 1998, $1.7 million was outstanding.

                                                                           F-5
                                                                       Page 14

5.  LONG-TERM DEBT

         As of September 30, 1998, the Company had a line of credit agreement that allowed the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company had $1.6 million in borrowings outstanding under the line of credit agreement at September 30, 1998.

6.  SALE OF FINANCIAL SYSTEMS BUSINESS

         In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Downey, Idaho. This business accounted for approximately $1.0 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. The cash transaction resulted in an after-tax loss on disposal of $43.7 thousand, or $0.01 per share, in the first quarter of fiscal 1999.

7.  POSSIBLE BUSINESS COMBINATION

On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company will (1) undertake an initial public offering in France of its Common Stock, and (2) offer to exchange shares of the Company's common stock and warrants and options to purchase shares of the Company's common stock with MEDASYS shareholders, warrant holders and option holders for corresponding shares of MEDASYS common stock and warrants and options to purchase shares of MEDASYS' common stock, with the result that MEDASYS will be a subsidiary of the Company. The consummation of the transactions set forth in the reorganization agreement is subject to various regulatory approvals and express closing conditions, including the completion of due diligence, the approval of the Reorganization Agreement by the Company's shareholders and the tender of at least 67% of the outstanding shares of MEDASYS in the exchange offer. The exchange offer is expected to be accounted for under the purchase accounting method. The Company anticipates that the transactions will be completed in the first quarter of 1999.





                                                                           F-6
                                                                       Page 15

                                  EXHIBIT INDEX

Exhibit
Number                 Exhibit
-------                -------
2.1                    Agreement and Plan of Reorganization among CITATION
                       Computer Systems, Inc., MEDASYS Digital Systems, S.A.,
                       certain CITATION shareholders and certain MEDASYS
                       shareholders, incorporated by reference to Exhibit 2.1 to
                       the Company's report on Form 8-K filed September 15, 1998

27                     Financial Data Schedule