Form 10QSB
period 1998-12-31
CITATION COMPUTER SYSTEMS INC
filed 1999-02-12
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                         CITATION COMPUTER SYSTEMS, INC.
                         -------------------------------
             (Exact name of the Company as specified in its charter)

           MISSOURI                                           43-1174397
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

    424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI            63017
    ---------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                 (314) 579-7900
                               -------------------
              (The Company's telephone number, including area code)


                              --------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [  ]

The number of shares outstanding of the Company's Common Stock, par value $0.10 per share, at February 8, 1999, was 3,832,799 shares.






Exhibit Index on Page 16                                    Page 1 of 16

                         PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

       See pages F-1 to F-6 hereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Any forward-looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, difficulties in access to or vendor support of products resold by the Company, significant changes in healthcare regulation, economic downturns in any of the Company's markets, competitors, new entrants into the Company's markets, increased price pressure, the availability of suitable acquisition candidates or strategic partners, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

         Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998, TO THREE MONTHS ENDED DECEMBER 31, 1997

         GENERAL. The Company reported net income of $0.05 per share, or $0.2 million, for the third quarter of fiscal 1999, compared to a net loss of $0.03 per share, or $0.1 million, in the comparable period of fiscal 1998. The increase in profitability from the prior year was principally the result of lower operating expenses.

         On December 9, 1998, the Company and MEDASYS Digital Systems, S.A. agreed to terminate a previously announced Agreement and Plan of Reorganization to combine the two companies. The companies have entered into an arrangement to continue exploring joint marketing and strategic opportunities that can enhance both companies' effectiveness serving the clinical information systems marketplace. In the fourth quarter ending March 31, 1999, the Company expects to culminate discussions with MEDASYS regarding such marketing and other strategic opportunities, and correspondingly, complete the assessment of future benefits associated with related costs incurred. At December 31, 1998, the Company has deferred approximately $0.6 million of costs related to discussions with MEDASYS. After completion of the above mentioned assessment, the Company will establish the portion of MEDASYS-related costs to be charged as a non-operating expense in the fourth quarter of fiscal 1999.

         REVENUES. Total revenue decreased 7.6% from $4.3 million for the third quarter of fiscal 1998 to $4.0 million for the third quarter of fiscal 1999, due to a 4.4% decrease in system sales revenue and a decrease of 11.2% in service revenue.

         System sales revenue for the third quarter decreased $0.1 million from $2.3 million in fiscal 1998 to $2.2 million in fiscal 1999. Included in the third quarter of fiscal 1998 was $0.2 million systems revenue from the financial products which product line was sold in June 1998. System sales represented 54.8% and 52.9% of total revenues for the third quarter of fiscal 1999 and 1998, respectively.

         Service revenue for the third quarter decreased $0.2 million to $1.8 million in fiscal 1999. The third quarter of fiscal 1998 included $0.3 million of financial products revenue. Service revenue represented 45.2% and 47.1% of total revenues for the third quarter of fiscal 1999 and 1998, respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 48.7% in the third quarter of fiscal 1998 to 46.0% in the third quarter of fiscal 1999. For the third quarter of fiscal 1999 and 1998, total cost of products and services sold were $1.8 million and $2.1 million, respectively.

         The decrease in cost as a percentage of revenues was primarily due to the decrease in client service expense and software amortization expense. Software amortization costs of $0.4 million and $0.5 million in the third quarter of fiscal year 1999 and 1998 represented 20.2% and 25.1%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues increased from 51.3% in the third quarter of fiscal 1998 to 54.0% in the third quarter of fiscal 1999. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the third quarter of fiscal 1999 and 1998 were as follows (in thousands):



                                                             FY99                 FY98
R&D EXPENSE                                                3RD QTR.             3RD QTR.
-----------                                                --------             --------
R&D spending                                              $  678.2            $   914.2
Less - R&D capitalized                                       172.2                232.4
                                                          --------              -------
  Total R&D expense                                          506.0                681.8
Software amortization (cost of prod. sold)                   368.7                525.7
                                                          --------              -------
Total R&D expensed                                        $  874.7            $ 1,207.5
                                                          ========              =======


         For the third quarter of fiscal years 1998 and 1999, the Company capitalized 25.4% of software development spending.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 39.9% in the third quarter of fiscal 1998 to 32.7% in the third quarter of fiscal 1999. Total selling and administrative expenses decreased $0.4 million to $1.3 million in this year's third quarter. The decrease was primarily due to lower personnel costs and lower administrative costs to support operations.

         OPERATING INCOME. Operating income increased from a loss of $0.2 million in the third quarter of fiscal 1998 to income of $0.3 million in the third quarter of fiscal 1999. The operating margin increased from a negative 4.4% to a positive 8.5% in the third quarter of fiscal 1998 and 1999, respectively, primarily reflecting the factors as described above.

        OTHER INCOME. Interest expense, net increased from $15.4 thousand in the third quarter of fiscal 1998 to $20.2 thousand in the third quarter of fiscal 1999 due to the net increase in borrowings under the Company's line of credit.

         INCOME TAXES. The Company's effective income tax benefit rate was 38% in the third quarter of fiscal 1998 compared to an effective income expense rate of 39% in the third quarter of fiscal 1999.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998, TO NINE MONTHS ENDED DECEMBER 31, 1997

         GENERAL. The Company reported net income of $0.06 per share, or $0.2 million, for the first nine months of fiscal 1999, compared to a net loss of $0.06 per share, or $0.2 million in the comparable period of fiscal 1998.

         In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Downey, Idaho. See
Note 6 to the accompanying financial statements.

         REVENUES. Total revenues decreased 10.6% to $11.5 million for the first nine months of fiscal 1999 from $12.9 million for the first nine months of fiscal 1998, which reflects a 12.3% decrease in system sales revenue and a 8.8% decrease in service revenue.

         System sales revenue for the first nine months decreased by $0.8 million, from $6.7 million in fiscal 1998 to $5.9 million in fiscal 1999. Included in fiscal 1998 and 1999 were $0.6 million and $0.1 million, respectively, of financial products revenue. System sales represented
52.0% of total revenues for the first nine months of fiscal 1998 and 51.0% of total revenues for the same period in fiscal 1999.

         Service revenue for the first nine months decreased by $0.6 million, from $6.2 million in fiscal 1998 to $5.6 million in fiscal 1999. Service revenue included $0.7 million and $0.3 million in the first nine months of fiscal 1998 and 1999, respectively, of financial products revenue. Service revenue represented 48.0% and 49.0% for the first nine months of fiscal 1998 and 1999, respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold decreased from 48.1% in the first nine months of fiscal 1998 to 46.6% in the first nine months of fiscal 1999. The decrease in cost as a percentage of revenue was primarily due to the decrease in total revenues, which was more than offset by a decrease in software amortization costs and client service expense. Software amortization costs of $1.3 million and $1.5 million in the first nine months of fiscal years 1999 and 1998 represented 23.9% and 24.7%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues increased from 51.9% in the first nine months of fiscal 1998 to 53.4% in the first nine months of fiscal 1999. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the nine months of fiscal 1999 and 1998 were as follows (in thousands):


                                                            FY99                  FY98
R&D EXPENSE                                              NINE MONTHS           NINE MONTHS
-----------                                              -----------           -----------
R&D spending                                               $2,377.1              $2,433.4
Less - R&D capitalized                                        600.4                 617.8
                                                           --------              --------
    Total R&D expense                                       1,776.7               1,815.6
Software amortization (cost of prod. sold)                  1,278.2               1,529.3
                                                           --------              --------
Total R&D expensed                                         $3,054.9              $3,344.9
                                                           ========              ========


         For the nine months of fiscal years 1998 and 1999, the Company capitalized 25.4% and 25.3%, respectively, of software development costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $5.2 million in the first nine months of fiscal 1998 to $3.9 million in the first nine months of fiscal 1999, a decrease of 24.4%. Total selling and administrative expenses decreased primarily due to lower personnel costs and to lower selling and administrative costs to support operations. Selling and administrative expenses as a percentage of total revenues decreased from 40.1% in fiscal 1998 to 33.9% in fiscal 1999.

         OPERATING INCOME. Operating income increased from an operating loss of $0.3 million in the first nine months of fiscal 1998 to operating income of $0.5 million, excluding the $70.5 thousand loss on the sale of the financial systems business, in the first nine months of fiscal 1999, primarily reflecting the decrease in total revenues more than offset by the improved gross margin and decreased expenses described above.

         OTHER INCOME. Interest expense, net decreased from $89.2 thousand in the first nine months of fiscal 1998 to $44.1 thousand in the first nine months of fiscal 1999 due to lower borrowings during the respective periods.

         INCOME TAXES. The Company's effective income tax benefit rate was 38% in the first nine months of fiscal 1998 compared to an effective income expense rate of 39% in the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash flow from operations. At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million compared to $0.2 million at December 31, 1998. Cash flows in the nine months ended December 31, 1998 reflected amounts paid for capital investments ($0.2 million), software development costs ($0.6 million), and repayment of long-term debt, ($0.2 million), offset by cash generated from operating activities of $0.4 million and borrowings under the line of credit ($0.4 million).

         At December 31, 1997, the Company had cash and cash equivalents in the amount of $0.3 million compared to $0.5 million at March 31, 1997. The cash balance decreased $0.2 million primarily due to amounts used for capital and software development spending ($0.9 million) and repayment of debt ($0.8 million), offset by cash provided by operating activities ($1.4 million).

         As of January 30, 1999, the Company had a line of credit agreement that allows the Company to borrow up to $2.0 million with interest at the lender's prime rate (7.75% at December 31, 1998). The line of credit is secured by the Company's accounts receivable, inventory and general intangible assets. There were borrowings of $1.6 million outstanding under the line of credit agreement as of December 31, 1998 ($0.4 million of additional borrowings are available), which have been classified as long-term debt in the December 31, 1998 Consolidated Balance Sheet.

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

         On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). On December 9, 1998, the Reorganization Agreement was terminated by the parties.

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

         The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for Year 2000 compliance. As part of the Company's Year 2000 compliance program, as of December 31, 1998, the Company had: (i) identified all critical software that requires modification for the Year 2000 and completed an estimate of the personnel time required to complete such software modifications; (ii) received written or oral confirmation from its telecommunications vendors that the equipment supplied by such vendors is or will be Year 2000 compliant; (iii) instituted a formal communication process to keep senior management and the Board of Directors of the Company apprised of significant Year 2000 issues; and
(iv) developed a schedule for completing necessary Year 2000 modifications in a timely manner. It is anticipated that all reprogramming efforts will be completed during fiscal 1999. Notification has been sent to all customers of the Company's systems regarding the Year 2000 issue and its potential effect on those customer's systems, hardware and instruments.

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

                          PART II -- OTHER INFORMATION

ITEM 1.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Shareholders was held on November 17, 1998. Two matters were submitted to a vote of the shareholders of the
Company: the election of two Class 3 Directors and consideration of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the Company.

         Two people were nominated to fill the two director positions voted upon at the meeting. The nominees and the votes cast are, with respect to each, listed below:

          Nominee                   Votes For                 Votes Withheld            Broker Non-Votes
          ----------------------------------------------------------------------------------------------
          J. Robert Copper          2,037,892                        24,451                  0

          David T. Pieroni          2,038,144                        24,199                  0


         The nominees were elected and will serve until the 2001 Annual Meeting of Shareholders or until their successors are duly qualified and elected. The directors continuing in office are Larry D. Marcus, James F. O'Donnell and Fred
L. Brown.

         The second measure submitted was the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Corporation. To approve the proposal, the affirmative vote of holders of a majority of the shares represented in person and by proxy at the Annual Meeting was required. The affirmative votes were 2,056,715; votes against were 2,241 ; abstentions were 3,387; and there were no broker non-votes. The affirmative votes equaled
99.7 percent of the shares present in person or by proxy at the Annual Meeting, and thus the proposal was approved.

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



                                       CITATION COMPUTER SYSTEMS, INC.



Date: February 12, 1999                By: /s/ Richard D. Neece
      -----------------                -----------------------------------------
                                       Richard D. Neece
                                       President
                                      (Principal Financial & Accounting Officer)

                         CITATION Computer Systems, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                             December 31         March 31,
                                                                1998               1998
                                                                ----               ----
                                                             (unaudited)        (audited)
Assets
Current assets:
   Cash and cash equivalents                               $     230.9       $     419.7
   Accounts receivable:
     Trade, net                                                6,917.9           6,351.0
     Other                                                       436.2             113.8
   Inventories                                                   436.5             436.1
   Prepaid expenses and other current assets                     139.0             190.2
   Income taxes receivable                                        26.6              79.7
   Deferred tax asset                                            135.8             135.8
                                                               -------           -------

Total current assets                                           8,322.9           7,726.3

   Software development costs, net                             1,663.4           2,879.8
   Property and equipment, net                                   666.0             917.6
   Long-term accounts receivable                               1,657.3           1,657.3
   Long-term deferred tax assets                                 725.9             875.9
   Other assets                                                  822.8             255.0
                                                               -------           -------

Total assets                                                 $13,858.3         $14,311.9
                                                              ========          ========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                       $     125.9       $     238.4
   Accounts payable                                              730.6           1,423.5
   Customer deposits                                             293.9             412.5
   Accrued bonuses and commissions                               143.6             116.5
   Other accrued liabilities                                      63.7             217.3
   Deferred service revenue                                    2,333.7           2,377.8
                                                               -------           -------

Total current liabilities                                      3,691.4           4,786.0

   Long-term debt                                              1,706.9           1,379.3
                                                               -------           -------

   Common stock                                                  383.3             381.1
   Paid-in capital                                             6,587.4           6,512.5
   Retained earnings                                           1,489.3           1,253.0
                                                               -------           -------

                                                               8,460.0           8,146.6
                                                               -------           -------
Total liabilities and shareholders' equity                   $13,858.3         $14,311.9
                                                              ========          ========













    See accompanying notes to consolidated financial statements              F-1

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)




                                                              Three months ended          Nine months ended
                                                                 December 31,               December 31,
                                                             1998         1997          1998           1997
                                                             ----         ----          ----           ----
                                                         (unaudited)  (unaudited)    (unaudited)   (unaudited)
Net system sales and service revenues:
   System sales                                        $  2,177.0     $ 2,278.3     $  5,864.3     $  6,686.6
   Service revenue                                        1,798.6       2,026.3        5,631.5        6,172.3
                                                          -------       -------       --------       --------
                                                          3,975.6       4,304.6       11,495.8       12,858.9

Cost of products and service sold:
   System costs                                           1,405.8       1,574.9        3,969.6        4,799.6
   Service costs                                            424.4         519.7        1,390.2        1,388.0
                                                          -------       -------        -------        -------
                                                          1,830.2       2,094.6        5,359.8        6,187.6
                                                          -------       -------        -------        -------

     Gross profit                                         2,145.4       2,210.0        6,136.0        6,671.3

Research and development expense                            506.0         681.8        1,776.7        1,815.6
Selling and administrative expenses                       1,301.1       1,718.1        3,900.0        5,158.4
Loss on sale of financial systems business (Note 6)            --            --           70.5             --
                                                          -------       -------        -------        -------

Operating income (loss)                                     338.4        (189.9)         388.8         (302.7)

Other income:
   Interest expense, net                                    (20.2)        (15.4)         (44.1)         (89.2)
   Other                                                     (0.7)           --           42.6             --
                                                          -------       -------        -------        -------

Income (loss) before income taxes                           317.5        (205.3)         387.3         (391.9)

Provision (benefit) for income taxes                        123.9         (78.0)         151.0         (148.9)
                                                          -------       -------        -------        -------

Net income (loss)                                      $    193.7     $  (127.3)      $  236.3     $   (243.0)
                                                          =======       =======        =======        =======

Net income (loss) per common share:
   Basic and diluted                                   $     0.05     $   (0.03)      $   0.06     $    (0.06)
                                                          =======       =======        =======        =======

Weighted average number of shares used in
   computing net income (loss) per common share
   Basic                                                    3,832          3,808         3,819          3,805
                                                            =====          =====         =====          =====
   Diluted                                                  3,832          3,808         3,838          3,805
                                                            =====          =====         =====          =====






   See accompanying notes to consolidated financial statements               F-2
                                                                         Page 11

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine months ended
                                                                                        December 31,
                                                                             -----------------------------------
                                                                                   1998             1997
                                                                             -----------------------------------
                                                                               (unaudited)         (unaudited)
Cash flows from operating activities:

Net income (loss)                                                             $    236.3       $    (243.0)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization of property and equipment                         447.6             500.9
   Amortization of software development costs                                    1,278.2           1,529.3
   Non-cash writeoff of financial products software                                538.7                --
   Non-cash 401K matching contribution and issuance of Director's stock             77.1              40.0
   Increase in accounts receivable                                                (889.3)           (142.0)
   Increase in inventories                                                          (0.4)            (72.8)
   (Increase) decrease in prepaid expenses and other assets                       (516.6)            338.0
   Decrease in long-term deferred tax asset                                        150.0                --
   Decrease in accounts payable                                                   (692.9)           (950.8)
   Increase (decrease) in customer deposits                                       (118.6)             82.5
   Increase in accrued bonuses and commissions                                      27.1              26.3
   Increase (decrease) in other accrued liabilities                               (153.6)             49.3
   Decrease in current income taxes receivable                                      53.1             417.0
   Decrease in deferred service revenue                                            (44.1)           (149.4)
                                                                                --------           -------

Net cash provided by operating activities                                          392.6           1,425.3

Cash flows from investing activities:
   Capital expenditures                                                           (196.0)           (234.8)
   Software development costs                                                     (600.5)           (617.8)
                                                                                --------           -------

Net cash used in investing activities                                             (796.5)           (852.6)
                                                                                --------            ------

Cash flows from financing activities:
   Proceeds from long-term debt                                                    432.3                --
   Principal payments on long-term debt                                           (217.2)           (848.0)
   Proceeds from the issuance of common stock                                         --              14.3

Net cash provided by (used in) financing activities                                215.1            (833.7)
                                                                                --------          --------

Effect of exchange rate changes on cash                                               --               1.3

Net decrease in cash and cash equivalents                                         (188.8)           (259.7)

Cash and cash equivalents, beginning of year                                       419.7             510.7
                                                                                --------         ---------

Cash and cash equivalents, end of period                                      $    230.9        $    251.0
                                                                                ========         =========






     See accompanying notes to consolidated financial statements             F-3

                         CITATION Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (in thousands except for share information)



                                                                             Common Stock
                                                                -------------------------------------

                                                                                    Additional
                                                              Number        Par      Paid-in     Retained
                                                             of Shares     Value     Capital     Earnings      Total
                                                             ---------     -----     -------     --------      -----
Balance, March 31, 1998 (audited)                            3,810,548   $ 381.1   $ 6,512.5    $ 1,253.0      $ 8,146.6

Issuance of common stock for 401K Company
   matching contribution (unaudited)                             6,579       0.6        28.5           --           29.1

Issuance of common stock to directors (unaudited)               15,672       1.6        46.4           --           48.0


Net income (unaudited)                                              --        --          --        236.3          236.3
                                                             ---------    ------   ---------    ---------      ---------


Balance, December 31, 1998 (unaudited)                       3,832,799   $ 383.3   $ 6,587.4    $ 1,489.3      $ 8,460.0
                                                             =========   =======   =========    =========      =========












  See accompanying notes to consolidated financial statements                F-4

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of December 31, 1998 and for the three and nine months periods ended December 31, 1998 and 1997 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. Reference is made to Notes to Financial Statements as incorporated by reference in the Company's Annual Report on From 10-KSB for the year ended March 31, 1998.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at December 31, 1998, the Statement of Operations for the three and nine months ended December 31, 1998 and 1997, the Statement of Cash Flows for the nine months ended December 31, 1998 and 1997, and the Statement of Shareholders' Equity for the nine months ended December 31, 1998. The interim results, however, are not necessarily indicative of results for any future period.

         Certain prior year amounts have been reclassified to reflect current year classifications.


2.  INVENTORIES

         Inventories consist of the following:

                                                      DEC. 31,        MARCH 31,
                                                       1998            1998
                                                       ----            ----
         Hardware and third party software          $  215.0        $   241.2
         Field service equipment                       221.5            194.9
                                                    --------        ---------
                                                    $  436.5        $   436.1
                                                    ========        =========


3.  COMMITMENTS

         The Company from time to time is a party to certain lawsuits. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position or results of operations. As of the date hereof, the Company does not know of any pending lawsuits.

4.  LONG-TERM ACCOUNTS RECEIVABLE

         The Company has provided extended payment terms to an overseas customer. At December 31, 1998, $1.7 million was outstanding.














                                                                             F-5

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


5.  LONG-TERM DEBT

         As of December 31, 1998, the Company had a line of credit agreement that allowed the Company to borrow up to $2.0 million with interest at the lender's prime rate. The line of credit is secured by the Company's accounts receivable, inventory and equipment. The Company had $1.6 million in borrowings outstanding under the line of credit agreement at December 31, 1998.

6.  SALE OF FINANCIAL SYSTEMS BUSINESS

         In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Downey, Idaho. This business accounted for approximately $1.8 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. The transaction resulted in an after-tax loss on disposal of $43.7 thousand, or $0.01 per share, in the first quarter of fiscal 1999.

7.  TERMINATION OF POSSIBLE BUSINESS COMBINATION

         On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). On December 9, 1998, the Reorganization Agreement was terminated by the parties.
















                                                                             F-6

                                  EXHIBIT INDEX



Exhibit                                                      Sequential Page
Number            Exhibit                                        Number
------            -------                                        ------

27(a)             Financial Data Schedule