Form 10KSB
period 1999-03-31
CITATION COMPUTER SYSTEMS INC
filed 1999-06-29
CIK 888330

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
  (Mark One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999


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


          Securities registered pursuant to Section (12(g) of the Act:
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.
                                                                             ---

Company's revenue for the fiscal year ended March 31, 1999, were $16,128,000.


On June 15, 1999, the aggregate market value of the Company's voting stock held by non-affiliates was $4,774,436.


On June 15, 1999, there were 3,844,211 share of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Company.


Part II incorporates information by reference from the Annual Report to Shareholders for the fiscal year ended March 31, 1999. Part III incorporates information by reference from the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     CITATION Computer Systems, Inc.(R) ("CITATION" or the "Company") designs, develops, markets and supports patient-centered clinical information systems for hospitals, clinics, physicians' groups and emerging Integrated Delivery Networks ("IDNs"). The Company offers a comprehensive suite of clinical products using open client/server architecture that meets a broad range of the information systems needs of the healthcare industry. These products integrate patient care processes within the enterprise. The Company's systems are modular, scaleable and allow clients to leverage their investments in existing systems. Individual components of the Company's systems can function independently, giving clients the ability to build their system over time and to integrate existing software which is meeting their current needs. CITATION's systems are installed in approximately 300 institutions ranging in size from under 100 beds to over 1,000 beds. CITATION markets its products directly in the United States and Canada, as well as through distribution partners in Europe, India, Latin America and the Far East.


THE COMPANY

     CITATION was organized in 1979 as a Missouri corporation. The Company's principal executive office is located at 424 South Woods Mill Road, Suite 200, Chesterfield, Missouri 63017 (a suburb of St. Louis) and its telephone number is
(314) 579-7900.

     In June 1998, the Company sold its suite of financial software products to allow it to focus on its clinical applications. The Description of Business section excludes these products.


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

     In order to lower healthcare delivery costs while maintaining or improving the quality of patient care, providers need access to detailed clinical information to: (i) manage the patient care process throughout the IDN; (ii) automate patient care documentation; (iii) compare care provider performance and clinical and cost outcomes both within the organization and to established norms; (iv) monitor performance under managed care contracts; (v) monitor practice patterns of care providers; (vi) measure the effectiveness of new technologies and therapeutics; and (vii) support intra- and inter-facility communication. A comprehensive clinical healthcare information system must be able to assist both clinicians and administrators in managing patient information throughout the continuum of care.

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

BUSINESS STRATEGY

     CITATION's goal is to leverage its experience of 20 years with client/server application solutions to become a leading provider of clinical healthcare information systems. The Company's strategy for achieving this goal includes the following elements:

     TARGET COMPREHENSIVE CLINICAL SYSTEM SALES. CITATION intends to focus its sales efforts on selling larger, more comprehensive clinical systems to hospitals with 400 beds or less and IDNs to address a broad range of needs. The Company will aggressively promote its clinical suite of products.

     LEVERAGE EXISTING CLIENT BASE. With an installed base of approximately 300 facilities (excluding the financial product suite clients), the Company believes it has the potential to cross-sell additional products to its existing clients because many of those clients have not purchased all of the Company's products. CITATION's products are modular in design and can be added over time as each client's needs expand and evolve.

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

     CAPITALIZE ON INTERNATIONAL MARKETS. CITATION believes that a significant opportunity exists to expand the sales of its products in international markets. Healthcare providers in a number of countries have not yet invested in sophisticated information systems, and increasingly they are seeking to purchase state-of-the art products, particularly clinical information systems. The Company believes that its open, client/server architecture and modular, scalable systems provide a cost-effective solution to these markets. CITATION has entered several international markets through a combination of direct sales and distribution arrangements.

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

PRODUCTS

     CITATION has developed a comprehensive suite of clinical products to manage information in the healthcare enterprise. A client can purchase a comprehensive system or can buy modules separately to match a user's individual needs. CITATION's systems address the information needs of care providers and hospital administrators by enabling joint access to clinical and cost information, thereby facilitating cost containment, effective decision making and delivery of high quality care.

     CITATION's clinical suite of products currently consists of five primary components, each of which can operate independently or as part of a fully integrated system.

          C-COM(R) captures and tracks comprehensive patient clinical information and routes that information among departments or systems in the healthcare organization, enabling providers to evaluate quality of care, productivity and cost-effectiveness of services. C-COM(R) accepts orders from and displays the resulting information at any networked PC location where patient care is being delivered, such as a nursing station or even the bedside. C-COM(R) also is Internet-enabled and supports hand-held, wireless technology. C-COM(R) is available for DOS, Windows(R) and Windows NT(TM).1

          C-LAB(R) provides comprehensive laboratory automation solutions for clinics, single and multiple site hospitals and clinical and research laboratories. C-LAB(R) automates order entry and dissemination of results and interfaces with care providers' financial systems. C-LAB(R) sub-modules consist of General Lab, Microbiology, Anatomical Pathology and Blood Bank. The Blood Bank submodule is licensed by CITATION for use and implementation in C-LAB(R). C-LAB(R) is available in DOS, Windows(R) and Windows NT(TM).

          C-CARE is a patient care management system which is designed to increase the productivity of nurses and other clinicians and to assist in the creation and management of care plans and clinical pathways. C-CARE documents variances against established care plans and clinical pathways, enabling care providers to focus on both improving the quality of care and controlling costs. This system enables the healthcare enterprise to allocate resources and schedule procedures and tests automatically. C-CARE must


[FN]
1 This report contains trademarks and trade names of third parties. These trademarks remain the property of such third parties.

     be used in conjunction with C-COM(R). C-CARE is currently available for DOS under the NuCaMS product name. C-CARE is expected to be available for Windows NT(TM) in late 2000.

          C-RIS(R) is a radiology management system providing patient tracking, transcription, radiology reporting, auto-fax capabilities, statistical reporting, film management and mammography management. C-RIS(R) is available in Windows NT(TM).

          C-MAX(R) provides the information necessary to manage managed care contracts and transactions with indemnity payors. It also allows users to model future expectations of performance. C-MAX is Windows(R) based.


SERVICES

     Client service is an important component of the Company's operations. At March 31, 1999, the Company employed 35 persons in client services. The client services team generally provides implementation, application and support, education and consulting services to the Company's clients and primarily employs medical technologists and other healthcare professionals in supporting and implementing healthcare information systems. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area. Additional client services are provided through computer-based training or formal instructor-led, Company-sponsored ongoing educational courses and seminars.

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

     The Company also offers its services to design and configure the architecture of a provider's systems, including networking, systems integration and data conversion. Further, the Company provides advice on data analysis to assist care providers in evaluating their operations.

PRODUCT DEVELOPMENT

     CITATION is dedicated to providing state-of-the-art integrated clinical systems for healthcare. The cornerstone of CITATION's system is its long-standing commitment to client/server technology. CITATION's multi-tiered products are modular in nature, using an open architecture that is integratable with third party systems as well as other CITATION systems.

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

     The Company plans to expand its clinical product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the healthcare information systems marketplace. The Company develops and enhances products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing products. The Company actively seeks out for acquisition and licensing other companies and products that fit into CITATION's overall product and technology plan. There is significant competition for suitable acquisition candidates and there can be no assurance that the Company will be able to successfully acquire or license additional products.

     During the fiscal years ended March 31, 1999 and 1998, CITATION invested $3.2 million and $4.3 million, respectively, on research and development. At March 31, 1999, the Company employed 28 persons in research and development. The Company expects to continue to make significant investments in research and development, however, there can be no assurance that the Company's financial and technological resources will permit it to develop or market new products successfully or respond effectively to technological changes.


SALES AND MARKETING

     The Company markets its products in the United States and Canada through a direct sales force under the direction of the Company's Executive Vice

President of Sales and Marketing. At March 31, 1999, the Company's sales force consisted of 8 employees. In addition to the Company's sales force employees, the Company has a 6-person marketing team that promotes the Company's products, participates in trade shows and demonstrates the Company's products. In addition, members of the Company's development and client services departments provide pre-sales support for the Company's direct sales force in making presentations to and preparing comprehensive proposals for potential customers.

     The Company intends to focus its sales efforts on selling larger, more comprehensive clinical systems to hospitals with 400 beds or less, and IDNs to address a broad range of needs. As part of this strategy, the Company cross-trains its sales force so that each salesperson will have the background necessary to sell all of the Company's products.

     The Company markets its products internationally through distribution alliances in India, the Far East and Latin America. For example, Siemens Information Systems, Ltd of India is marketing certain CITATION products in India. In addition, the Company has a strategic relationship with Microstate Separations Pte. Ltd. ("Microstate"), a healthcare information systems integrator based in Singapore. Microstate has purchased the Company's systems for the Indonesian, Malaysian, Hong Kong and Singapore markets. In Latin America, CITATION has a strategic arrangement with Laboratories Para Laboratorios.


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

     The uncertainties and risks include, but are not limited to: (i) fluctuations in quarterly operating results, as the Company has historically experienced greatly varied results from quarter-to-quarter, and such quarterly variations can be expected to continue; (ii) technological changes and the Company's dependence on new product developments -- the healthcare industry is subject to rapid technological change, and the Company's future success may be adversely impacted if the Company is not able to adapt to such changes in a timely and efficient manner; (iii) the historical and planned continued expenditures of significant resources to migrate its products to the Windows NT operating system, and a substantial risk of adverse effect if the market does not show the anticipated acceptance of this strategy; (iv) changes in the marketing focus of the Company, shifting to becoming a clinical solutions supplier only and selling larger more comprehensive clinical products than in the past, which may adversely affect the Company if such changes are not successful in attracting additional sales; (v) risks associated with foreign sales, including difficulties in enforcing agreements and collecting receivables, as well as potential adverse effects due to fluctuating monetary exchange rates; (vi) the Company's strategy of addressing certain needs within the range of products it offers through the acquisition of licenses from third parties or the acquisition of such third parties, however there is no assurance that such acquisition candidates will be found or that the Company will have the resources to make such acquisitions in the future; (vii) competition from a number of larger and better financed software providers, many of which offer a fuller range of products than the Company; (viii) regulation of the Company as a medical device manufacturer and the risk that such regulation will become more complex and onerous to the Company, subjecting it to adverse effects; (ix) ongoing healthcare industry reform which is likely to continue to pressure healthcare providers to become more efficient and engage in less capital spending, including spending on information systems such as those offered by the Company; (x) product liability arising out of such issues as confidentiality of patient records or the failure of the Company's products to provide accurate and timely disclosure of information; (xi) substantial dependence upon intellectual property, none of which is patented; (xii) the disposition of the Company's suite of financial products to another company which has agreed to assume the Company's obligations under various warranties and service agreements, which could have a material adverse effect on the Company if the acquirer fails to adequately satisfy these obligations; (xiii) the Company's and its customers' ability to address adequately Year 2000 programming requirements with respect to their own or third party software on which the Company, its customers or their software is dependent; and (xiv) risks and uncertainties of possible business combinations with other parties, including the ability to successfully integrate operations and management.


EMPLOYEES

     At March 31, 1999, the Company employed 102 persons. Of these employees, 28 were involved in product development, 35 in client services, 14 in sales and marketing and 25 in general administration, clerical and finance. The Company's employees are not represented by a labor union and the Company's management believes that its relationships with its employees are good.


BACKLOG

     The Company sells its products on a purchase order basis, with shipments of "turnkey" systems made shortly after receipt of executed purchase orders. As a result, the level of backlog at any particular time is not necessarily an indication of future results.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal facilities consisting of approximately 32,000 square feet are located in Chesterfield, Missouri, a suburb of St. Louis. The lease expires in May, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to litigation and claims in the ordinary course of business. The Company currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were submitted during the fourth quarter of Company's fiscal year ended March 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

     The following persons constitute the executive officers and other key employees of Company. All executive officers are appointed annually by of the Company's Board of Directors.


PERSON                 AGE   OFFICE/POSITION HELD
------                 ---   --------------------

J. Robert Copper       59    Chairman and Chief Executive Officer (since
                             January 1995, prior to that time Mr. Copper was a
                             partner in Hales, Copper & Company which he joined
                             in 1992.)

Richard D. Neece       53    President (since August 1997; prior to that
                             Executive Vice President and Chief Financial
                             Officer since July 1995, from 1991 to 1995, Mr.
                             Neece served as Executive Vice President - Finance
                             and Administration for the Hussmann Corporation.)

Russell L. Fortune     51    Executive Vice President, Sales and Marketing
                             (since April 1999; prior to that Executive Vice
                             President, International Sales since April 1997;
                             prior to that various sales positions since June
                             1991)

Patricia Q. Moore      52    Vice President Human Resources (since October
                             1995, from 1992 to 1995, Ms. Moore was Director
                             of Human Resources for Spencer & Spencer Systems.)

PERSON                      AGE       OFFICE/POSITION HELD
------                      ---       --------------------
John P. Gilmore             57        Vice President,  Controller and Treasurer  (since August
                                      1996;  prior to that  Controller  since June 1995,  from
                                      1991 to 1995, Mr. Gilmore was Director,  Corporate  Planning
                                      and Real Estate  Accounting of the Whitman Corporation.)

Anton F. Flieg              45        Vice President,  Sales  Administration  and C-MAX(R)  Product
                                      Manager (since  July  1998;  prior  to  that  Vice  President
                                      Administrative Products since May 1997;  prior to that Director of Sales  Operations since March 1992)

Candice J. Barker           43        Vice President  Clinical  Products (since  September  1997, prior to that Director of Systems  Development  since December
                                      1996;  prior to that Director of Client  Services  since October
                                      1995,  prior to that Senior Development Manager since October 1994.)

John C. Blaile              32        Senior  Development  Manager  (since  September  1997;  prior to that Senior  Analyst at BJC Health  Systems  from May 1997 to August 1997; prior to that  Project  Manager at Group Health
                                      Plan from May 1995 to April  1997,  prior  to  that  Supervisor,
                                      Computer  Operations  at California Interactive Computing from
                                      June 1991.)

Richard M. Mayer            44        Client  Services  Manager (since October 1997;  prior to that various positions in Client Services since April 1994)

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company hereby incorporates by reference page 8 of the Company's 1999 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OR PLAN OF OPERATION

     The Company hereby incorporates by reference pages 1 through 9, inclusive, of the Company's Financial Information for the Year Ended March 31, 1999 insert to the 1999 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The Company hereby incorporates by reference pages 10 through 26 inclusive, of the Company's Financial Information for the Year Ended March 31, 1999 insert to the 1999 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company hereby incorporates by reference the section captioned "Section 16(a) Beneficial Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end. Information respecting executive officers is set forth as Item 4a of this Report.

ITEM 10. EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the sections captioned "Compensation of Executive Officers, "Option/SAR Grants in Last Fiscal Year" and "Aggregated Option/SAR Exercises in Last Fiscal Year" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the section captioned "Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of Company's fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the section captioned "Change in Control Agreements" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end.

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

        -10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the

                Company's Registration Statement on Form S-1 of the Company,
                Registration No. 33-48332

        -13(a)  1999 Annual Report to Shareholders

        -21     List of Subsidiaries of the Registrant

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

                                           CITATION Computer Systems, Inc.


                                           By      /s/ J. Robert Copper
                                               ---------------------------------
                                               J. Robert Copper, Chairman
                                               and Chief Executive Officer


                                           June 25, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ J. Robert Copper                        /s/ Fred L. Brown
------------------------------------       -------------------------------------
J. Robert Copper, June 25, 1999            Fred L. Brown, June 25, 1999
Director, Chairman and Chief               Director
Executive Officer


    /s/ Larry D. Marcus                         /s/ James F. O'Donnell
------------------------------------       -------------------------------------
Larry D. Marcus, June 25, 1999             James F. O'Donnell, June 25, 1999
Director                                   Director


    /s/ David T. Pieroni                        /s/ Richard D. Neece
------------------------------------       -------------------------------------
David T. Pieroni, June 25, 1999            Richard D. Neece, June 25, 1999
Director                                   President and Principal Financial
                                           Officer


                                                /s/ John P. Gilmore
                                           -------------------------------------
                                           John P. Gilmore, June 25, 1999
                                           Vice President, Controller, Treasurer
                                           and Principal Accounting Officer

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

EXHIBIT
NUMBER              EXHIBIT
------              -------
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

EXHIBIT
NUMBER              EXHIBIT
------              -------
13(a)               1999 Annual Report to Shareholders

21                  List of Subsidiaries of the Registrant

23(a)               Consent of PricewaterhouseCoopers LLP

23(b)               Report of PricewaterhouseCoopers LLP on Financial Statement
                    Schedule

27                  Financial Data Schedule