Form 10QSB
period 1999-06-30
CITATION COMPUTER SYSTEMS INC
filed 1999-08-13
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                         CITATION COMPUTER SYSTEMS, INC.
                         -------------------------------
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

                                 (314) 579-7900
                        ________________________________

                (Company's telephone number, including area code)

                        ________________________________

Indicate by check mark whether the company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [  ]

The number of shares outstanding of the company's Common Stock, par value $0.10 per share, at August 10, 1999, was 3,849,061 shares.

Transitional small business disclosure format:     Yes  [   ]    No  [ X ]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See pages F-1 to F-6 hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Any forward looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns in any of CITATION Computer Systems, Inc.'s (the Company) markets, competitors, new entrants into the Company's markets, increased price pressure, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     For further discussion of risk factors, please refer to page 9 of the Company's Form 10-KSB Annual Report for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

     GENERAL. The Company reported net income of $0.04 per share, or $143.6 thousand, for the first quarter of fiscal 2000, compared with net loss of $0.03 per share, or $129.8 thousand, in the comparable period of fiscal 1999. The increase in profitability from the prior year's loss was principally the result of higher sales.

     In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Downey, Idaho. See Note 6 to the accompanying financial statements.

     REVENUE. Total revenue increased 26.7% from $3.4 million for the first quarter of fiscal 1999 to $4.3 million for the first quarter of fiscal 2000, which reflects a 94.7% increase in system sales revenue and a 16.9% decrease in service revenue. Revenue in fiscal 1999 included $0.3 million from the Company's financial systems business which was sold in June 1998.

     System sales revenue for the first quarter increased by $1.3 million, from $1.3 million in fiscal 1999 to $2.6 million in fiscal 2000. The 94.7% increase in system sales revenue was primarily attributable to new system orders for the Company's new NT products, C-LAB(R) and C-COM(R). System sales revenue represented 39.1% and 60.1% of total revenues for the first quarter of fiscal 1999 and 2000, respectively.

     Service revenue for the first quarter decreased $0.4 million from $2.1 million in fiscal 1999 to $1.7 million in fiscal 2000. The decline in service revenue was principally the result of the sale of the financial systems business. This business contributed $0.3 million of service revenue in the first quarter of fiscal 1999. Service revenue represented 60.9% and 39.9% of total revenues for the first quarter of fiscal 1999 and 2000, respectively.

     COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold increased from 50.2% in the first quarter of fiscal 1999 to 50.8% in the first quarter of fiscal 2000. For the first quarter of fiscal 1999 and 2000, total cost of products and services sold were $1.7 million and $2.2 million, respectively.

     The cost of system sales as a percent of system sales revenue decreased from 91.1% in the first quarter of 1999 to 69.4% in the first quarter of fiscal 2000 due to the increased percentage of higher margin software sales in the first quarter of fiscal 2000. The cost of service revenue as a percent of service revenue decreased from 23.9% in the first quarter of fiscal 1999 to 22.8% in the first quarter of fiscal 2000 due primarily to cost savings associated with the sale of the financial systems business discussed in Note 6 of the accompanying financial statements. Software amortization costs of $0.5 million in the first quarter of fiscal 1999 and $0.3 million in fiscal 2000 represented 30.6% and 15.9%, respectively, of total costs of products and services sold.

     Gross profit as a percentage of total revenues decreased from 49.8% in the first quarter of fiscal 1999 to 49.2% in the first quarter of fiscal 2000. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

     RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first quarter of fiscal 1999 and 2000 were as follows (000's):

                                                      FY00             FY99
R&D EXPENSE                                         1ST QTR.         1ST QTR.
-----------                                         --------         --------
R&D spending                                        $  763.5         $  806.2
Less - R&D capitalized                                 196.2            204.0
                                                    --------         --------
  Total R&D expense                                    567.3            602.2
Software amortization (cost of prod. sold)             349.3            524.6
                                                    --------         --------
Total R&D expensed                                  $  916.6         $1,126.8
                                                    ========         ========

     For the first quarter of both fiscal years 1999 and 2000, the Company capitalized 25% of software development spending.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 37.0% in the first quarter of fiscal 1999, to 29.9% in the first quarter of fiscal 2000. This decrease was principally a result of the relatively fixed nature of selling and administrative expenses in relation to the increase in revenues. Total selling and administrative expenses were $1.3 million in both the first quarter of fiscal years 1999 and 2000.

     OPERATING INCOME. Operating income increased from a loss of $0.2 million in the first quarter of fiscal 1999 to income of $0.3 million in the first quarter of fiscal 2000. The operating margin increased from a negative 6.8% to a positive 6.2% in the first quarter of fiscal 1999 and 2000, respectively, primarily reflecting the factors as described above.

     OTHER INCOME (EXPENSE). Interest expense, net increased from $12.3 thousand in the first quarter of fiscal 1999 to $27.2 thousand in the first quarter of fiscal 2000 due to the increase in borrowing under the line of credit in fiscal 2000.

     INCOME TAXES. The Company's effective income tax benefit rate was 38.0% in the first quarter of fiscal 1999 compared to an effective income tax provision rate of 40.0% in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. At March 31, 1999 and June 30, 1999, the Company had cash and cash equivalents in the amount of $0.2 million. Cash flow in the three months ended June 30, 1999 reflects amounts paid for capital investments ($0.1 million), software development costs ($0.2 million), and repayment of long-term debt ($0.1 million), and cash used in operating activities, ($0.1 million), offset by borrowings under the line of credit ($0.4 million).

     At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million as compared to $0.1 million at June 30, 1998. The cash balance decreased by $0.3 million primarily due to cash used for repayment of debt ($0.1 million), software development costs ($0.3 million), and capital expenditures ($0.1 million), offset by cash generated from operating activities of $0.2 million.

     As of June 30, 1999, the Company had a line of credit agreement that allows the Company to borrow up to $4.0 million through 2001 with interest at the lender's prime rate (7.75% at June 30, 1999). The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at June 30, 1999. There were borrowings of $1.6 million outstanding under the line of credit agreement as of June 30, 1999, which have been classified as long-term debt in the June 30, 1999 Consolidated Balance Sheet.

     The Company believes that its cash and cash equivalents, together with its current borrowing facilities and cash generated from operations, will be sufficient to fund its anticipated cash requirements for at least the next 12 months. The Company's ability to meet its cash requirements on a long-term basis will depend on profitable operations and consistent and timely collections of its accounts receivable.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and devices with imbedded technology that are time sensitive may treat years as occurring between 1900 and the end of 1999 may not self-convert to reflect the upcoming change in the century. If not corrected, this problem could result in system failures or miscalculations and erroneous results by or at the Year 2000. The Company has developed a Year 2000 compliance program to make its systems Year 2000 compliant. This program encompasses the Company's operating information and facilities systems, its vendors and other third parties with which the Company does business. The program includes the following phases: awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

     The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for Year 2000 compliance. As part of the Company's Year 2000 compliance program, as of June 30, 1999, the Company had: (i) identified all critical software sold and used by the Company that requires modification for the Year 2000 and completed an estimate of the personnel time required to complete such software modifications;
(ii) received written or oral confirmation from its telecommunications vendors that the equipment supplied by such vendors is or will be Year 2000 compliant;
(iii) instituted a formal communication process to keep senior management apprised of significant Year 2000 issues; and (iv) developed a schedule for completing necessary Year 2000 modifications in a timely manner. It is anticipated that all reprogramming efforts and related testing will be completed by September 30, 1999. Notification has been sent to all customers of the Company's systems regarding the Year 2000 issue and its potential effect on those customers systems, hardware and instruments.

     The total cost of the Year 2000 project to date has been less than $150 thousand, principally related to upgraded hardware. Based on the program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position, results of operations or cash flow and that currently anticipated additional costs to be incurred by the Company with respect to Year 2000 issues will be funded from operating cash flows and/or the Company's line of credit. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customer, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems, financial position, cash flows or results of operations.

     Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner and believes that it has or will have taken all necessary steps with regard to customers and Company products sold to customers in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position, cash flows or results of operations.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index for list of Exhibits.

     (b)  None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CITATION COMPUTER SYSTEMS, INC.



Date: August 13, 1999                      By:/s/ Richard D. Neece
      ---------------                         -------------------------------
                                              Richard D. Neece
                                              President and Chief Financial
                                              Officer

                        CITATION COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                  JUNE 30,        MARCH 31,
                                                                   1999             1999
                                                                   ----             ----
                                                                (UNAUDITED)       (AUDITED)
Assets:
Current assets:
   Cash and cash equivalents                                   $     165.0      $     203.6
   Accounts receivable:
     Trade, net                                                    7,273.1          6,857.0
     Other                                                           458.6            445.1
   Inventories                                                       472.0            348.7
   Prepaid expenses and other current assets                         410.3            369.2
   Deferred tax assets                                               142.0            142.0
                                                               -----------      -----------
Total current assets                                               8,921.0          8,365.6

   Software development costs, net                                 1,622.0          1,775.1
   Property and equipment, net                                       616.8            699.1
   Long-term accounts receivable                                   1,568.7          1,568.7
   Long-term deferred tax assets                                   1,012.9          1,103.8
   Other assets                                                      318.9            365.9
                                                               -----------      -----------
Total assets                                                   $  14,060.3      $  13,878.2
                                                               ===========      ===========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                           $     219.2      $     238.6
   Accounts payable                                                1,097.0          1,223.3
   Customer deposits                                                 319.7            236.3
   Accrued bonuses and commissions                                   166.2            138.8
   Other accrued liabilities                                         189.7            210.3
   Deferred service revenue                                        2,233.9          2,521.2
                                                               -----------      -----------
Total current liabilities                                          4,225.7          4,568.5
                                                               -----------      -----------
   Long-term debt                                                  1,862.3          1,491.3
                                                               -----------      -----------
   Common stock                                                      384.4            383.8
   Paid-in capital                                                 6,605.9          6,596.2
   Retained earnings                                                 982.0            838.4
                                                               -----------      -----------
                                                                   7,972.3          7,818.4
                                                               -----------      -----------
Total liabilities and shareholders' equity                     $  14,060.3      $  13,878.2
                                                               ===========      ===========


        See accompanying notes to consolidated financial statements

                        CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months ended
                                                                           June 30,
                                                                    1999             1998
                                                                    ----             ----
                                                                (Unaudited)      (Unaudited)
Net system sales and service revenues:
   System sales                                                  $ 2,601.1        $ 1,335.7
   Service revenue                                                 1,726.6          2,078.7
                                                                 ---------        ---------
                                                                   4,327.7          3,414.4
                                                                 ---------        ---------
Cost of products and services sold:
   System sales                                                    1,805.6          1,216.3
   Service revenue                                                   393.8            497.0
                                                                 ---------        ---------
                                                                   2,199.4          1,713.3
                                                                 ---------        ---------
     Gross profit                                                  2,128.3          1,701.1
Research and development expenses                                    567.3            602.2
Selling and administrative expenses                                1,294.6          1,262.2
Loss on sale of financial systems business (Note 6)                      -             70.5
                                                                 ---------        ---------
Operating income (loss)                                              266.4           (233.8)
Other income:
   Interest expense, net                                             (27.2)           (12.3)
   Other                                                               0.1             36.8
                                                                 ---------        ---------
Income (loss) before income taxes                                    239.3           (209.3)
Provision (benefit) for income taxes                                  95.7            (79.5)
                                                                 ---------        ---------
Net income (loss)                                                $   143.6        $  (129.8)
                                                                 =========        =========
Net income (loss) per common share:
   Basic                                                         $    0.04        $   (0.03)
                                                                 =========        =========
   Diluted                                                       $    0.04        $   (0.03)
                                                                 =========        =========

Weighted average number of shares used in
 computing net earnings per common share:
     Basic                                                           3,842            3,811
                                                                 =========        =========
     Diluted                                                         3,846            3,811
                                                                 =========        =========


        See accompanying notes to consolidated financial statements

                                                                             F-2

                        CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Three months ended
                                                                                       June 30,
                                                                               1999               1998
                                                                               ----               ----
                                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities
Net income (loss)                                                            $  143.6           $ (129.8)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization of property and
     equipment                                                                  132.5              148.2
   Amortization of software development costs                                   349.3              524.6
   Non-cash 401K matching contribution                                           10.3                8.8
   Non-cash charge related to sale of financial systems business                    -              538.7
   Decrease (increase) in deferred income taxes                                  90.9              (27.3)
   Decrease (increase) in accounts receivable                                  (429.6)             103.6
   Increase in inventories                                                     (123.3)            (212.2)
   Decrease (increase) in prepaid expenses and other assets                       5.9              (27.8)
   Decrease in accounts payable                                                (126.3)            (233.2)
   Increase in customer deposits                                                 83.4              168.4
   Increase (decrease) in other accrued liabilities                               6.8              (10.0)
   Decrease in deferred service revenue                                        (287.3)            (722.0)
                                                                             --------           --------
Net cash provided by (used in) operating activities                            (143.8)             130.0
                                                                             --------           --------
Cash flows from investing activities:
   Capital expenditures                                                         (50.2)            (104.2)
   Software development costs                                                  (196.2)            (204.0)
                                                                             --------           --------
Net cash provided by (used in) investing activities                            (246.4)            (308.2)
                                                                             --------           --------
Cash flows from financing activities:
   Principal payments on long-term debt                                         (81.4)             (97.2)
   Proceeds from line of credit                                                 433.0                  -
                                                                             --------           --------
Net cash provided by (used in) financing activities                             351.6              (97.2)
                                                                             --------           --------
Net decrease in cash and cash equivalents                                       (38.6)            (275.4)
Cash and cash equivalents, beginning of year                                    203.6              419.7
                                                                             --------           --------
Cash and cash equivalents, end of period                                     $  165.0           $  144.3
                                                                             ========           ========

        See accompanying notes to consolidated financial statements

                                                                             F-3

                         CITATION COMPUTER SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS EXCEPT FOR NUMBER OF SHARES)


                                                      Common Stock
                                                      ------------
                                                                     Additional
                                           Number           Par        Paid-in     Retained
                                          of Shares        Value       Capital     Earnings        Total
                                          ---------        -----       -------     --------        -----
Balance, March 31, 1999 (audited)          3,838,344      $ 383.8     $ 6,596.2    $   838.4     $ 7,818.4

Issuance of common stock for 401K
   company matching contribution
   (unaudited)                                 5,867          0.6           9.7            -          10.3

Net income (unaudited)                             -            -             -        143.6         143.6
                                           ---------      -------     ---------    ---------     ---------
Balance, June 30, 1999 (unaudited)         3,844,211      $ 384.4     $ 6,605.9    $   982.0     $ 7,972.3
                                           =========      =======     =========    =========     =========


        See accompanying notes to consolidated financial statements

                                                                             F-4

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          (IN THOUSANDS EXCEPT SHARES)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information for the three-month periods ended June 30, 1998 and 1999 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB, dated June 25, 1999, which includes financial statements and notes thereto for the fiscal year ended March 31, 1999.

     In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at June 30, 1999, the Statement of Operations for the three months ended June 30, 1998 and 1999, the Statement of Cash Flows for the three months ended June 30, 1998 and 1999, and the Statement of Shareholders' Equity for the three months ended June 30, 1999. The interim results, however, are not necessarily indicative of results for any future period.

2.   INVENTORIES

     Inventories consist of the following (in thousands):



                                                June 30,               March 31,
                                                  1999                   1999
                                                  ----                   ----
     Hardware and third party software          $  245.7               $  143.7
     Field service equipment                       226.3                  205.0
                                                --------               --------
                                                $  472.0               $  348.7
                                                ========               ========

3.   COMMITMENTS AND CONTINGENCIES

     The Company from time to time is a party to certain lawsuits in the ordinary course of business. Management does not expect the outcome of any such litigation to have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.   LONG-TERM ACCOUNTS RECEIVABLE

     The Company has provided extended payment terms to a customer in Singapore. At June 30, 1999, $1.6 million was outstanding.

5.   LONG-TERM DEBT

     As of June 30, 1999, the Company had a line of credit agreement that allowed the Company to borrow up to $4.0 million with interest at the lender's prime rate. The line of credit and the notes payable to banks are secured by the Company's accounts receivable, inventory and equipment. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at June 30, 1999. The Company has $1.6 million in borrowings outstanding under the line of credit agreement at June 30, 1999.

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

7.   EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

     Reconciliation of the number of shares used in computing basic and dilutive earnings (loss) per common and common equivalent shares is as follows:

                                                                Three Months Ended June 30
                                                                --------------------------
                                                                 1999                1998
                                                                 ----                ----
     Basic                                                    3,841,954           3,811,273
     Effective of dilutive securities - stock options             4,291                   -
                                                              ---------           ---------
     Diluted                                                  3,846,245           3,811,273
                                                              =========           =========

                                                                             F-6

                                  EXHIBIT INDEX


Exhibit
Number            Exhibit
------            -------
27(a)             Financial Data Schedule