Form 10QSB
period 1999-09-30
CITATION COMPUTER SYSTEMS INC
filed 1999-11-04
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
              -----------------------------------------------------
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

                                (314) 579-7900
                             ---------------------
              (Registrant's telephone number, including area code)

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.10 per share, at November 2, 1999 was 3,867,061 shares.

Transitional small business disclosure format:         Yes [ ]  No [X]


Exhibit Index on Page 15                                            Page 1 of 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            See pages F-1 to F-6 hereof.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Any forward-looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns in any of CITATION Computer Systems, Inc.'s (the "Company") markets, competitors, new entrants into the Company's markets, increased price pressure, customer reduction caused by industry consolidation or other factors or marketplace acceptance of Windows NT as an operating platform.

        Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        For further discussion of risk factors, please refer to page 9 of the Company's Form 10KSB Annual Report for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999, TO THREE MONTHS ENDED SEPTEMBER 30, 1998

        GENERAL. The Company reported net income of $0.03 per share, or $0.1 million, for the second quarter of fiscal 2000, compared to net income of $0.05 per share, or $0.2 million in the comparable period of fiscal 1999. The decrease in profitability from the prior year was principally the result of a higher percentage of lower margin hardware sales which more than offset higher total revenues and lower operating expenses.

         REVENUES. Total revenue increased 5.3% from $4.1 million for the second quarter of fiscal 1999 to $4.3 million for the second quarter of fiscal 2000. A 12.8% increase in system sales revenue was partially offset by a 4.9% decrease in service revenue.

         System sales revenue for the second quarter increased $0.3 million, from $2.4 million in fiscal 1999 to $2.7 million in fiscal 2000. The 12.8% increase in system sales was primarily attributable to revenues resulting from the Company's new NT(R) products, C-LMB(R) AND C-COM(R), as well as increased hardware sales from Y2K-related systems upgrades. System sales represented 57.3% and 61.4% of total revenues for the second quarter of fiscal 1999 and 2000, respectively.

         Service revenue for the second quarter decreased $0.1 million to $1.7 million in fiscal 2000. The 4.9% decrease was primarily due to the reduction in sales and renewals of service contracts from existing customers. Service revenue represented 42.7% and 38.6% of total revenues for the second quarter of fiscal 1999 and 2000 respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenues. Cost of system sales includes hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold increased from 44.2% in the second quarter of fiscal 1999 to 53.8% in the second quarter of fiscal 2000. For the second quarter of fiscal 1999 and 2000, total cost of products and services sold were $1.8 million and $2.3 million, respectively.

         The cost of system sales as a percent of system sales revenue increased from 59.6% in the second quarter of fiscal 1999 to 72.4% in the second quarter of fiscal 2000 due to the increased percentage of lower margin hardware sales in the second quarter of fiscal 2000. The cost of service revenue as a percent of service revenue increased from 23.7% in the second quarter of fiscal 1999 to 24.3% in the second quarter of fiscal 2000 due primarily to increased client services costs. Software amortization costs of $0.4 million in the second quarter of fiscal 1999 and $0.3 million in fiscal 2000 represented 21.2% and 13.3%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues decreased from 55.8% in the second quarter of fiscal 1999 to 46.2% in the second quarter of fiscal 2000. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the second quarter of fiscal 1999 and 2000 were as follows (000's):

                                                 FY00              FY99
R&D EXPENSE                                      2ND QTR.          2ND QTR.
-----------                                     --------          --------

R&D spending                                   $   780.6         $   892.7
Less-R&D capitalized                               198.3             224.2
                                               ---------         ---------
     Total R&D expense                             582.3             668.5
Software amortization (cost of prod. sold)         310.1             384.8
                                               ---------         ---------
Total R&D expensed                             $   892.4         $ 1,053.3
                                               =========         =========


         For the second quarter of fiscal years 1999 and 2000, the Company capitalized 25.1% and 25.4%, respectively, of software development spending.

         The decrease in research and development spending in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 relates to the lack of significant product enhancement programs during the current year. The Company anticipates that research and development spending will increase in future quarters as product enhancement programs are initiated.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues decreased from 32.6% in the second quarter of fiscal 1999, to 28.2%, in the second quarter of fiscal 2000. This decrease was principally a result of the relatively fixed nature of selling and administrative expenses in relation to the increase in revenues. Total selling and administrative expenses decreased $0.1 million to $1.2 million in this year's second quarter.

         OPERATING INCOME. Operating income decreased from $0.3 million in the second quarter of fiscal 1999 to $0.2 million in the second quarter of fiscal 2000. The operating margin decreased from 6.9% to 4.5% in the second quarter of fiscal 1999 and 2000 respectively, primarily reflecting the factors discussed above.

         OTHER INCOME. Interest expense, net increased from expense of $11.6 thousand in the second quarter of fiscal 1999 to expense of $26.9 thousand in the second quarter of fiscal 2000 due to a net increase in borrowings.

         INCOME TAXES. The Company's effective income tax provision rate was 38% and 40% in the second quarter of fiscal years 1999 and 2000, respectively.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1999, TO SIX MONTHS ENDED SEPTEMBER 30, 1998

         GENERAL. The Company reported net income of $0.06 per share, or $244.6 thousand, for the first six months of fiscal 2000, compared to net income of $0.01 per share, or $42.6 thousand in the comparable period of fiscal 1999. Net income from ongoing operations for the six months of fiscal 1999, excluding the loss on the sale of the financial systems business, was $85.6 thousand or $0.02 per share. The increase in profitability from the prior year was principally the result of higher sales.

        In June 1998, the Company sold its financial systems business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules, to Sterling Systems based in Pocatello, Idaho. See Note 6 to the accompanying financial statements.

         REVENUES. Total revenues increased 15.0% from $7.5 million for the first six months of fiscal 1999 to $8.6 million for the first six months of fiscal 2000, which reflects a 42.5% increase in system sales revenue and an 11.4% decrease in service revenue.

         System sales revenue for the first six months increased by $1.6 million, from $3.7 million in fiscal 1999 to $5.3 million in fiscal 2000. The 42.5% increase in system sales was primarily attributable to new system orders for the Company's new NT(R) products. System sales represented 49.0% of total revenues for the first six months of fiscal 1999 and 60.7% of total revenues for the corresponding period in fiscal 2000.

         Service revenue for the first six months decreased by $0.4 million, from $3.8 million in fiscal 1999 to $3.4 million in fiscal 2000. Included in the first six months of fiscal 1999 was $0.3 million service revenue from the financial products. Service revenue represented 51.0% and 39.3% of total revenues for the first six months of fiscal 1999 and 2000, respectively.

         COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold increased from 46.9% in the first six months of fiscal 1999 to 52.3% in the first six months of fiscal 2000. The increase in cost as a percentage of revenue was primarily due to the change in product mix and increased client services expense relating to the Year 2000 issue. Software amortization costs of $0.9 million and $0.7 million in the six months of fiscal years 1999 and 2000 represented 25.8% and 14.6%, respectively, of total costs of products and services sold.

         Gross profit as a percentage of total revenues decreased from 53.1% in the first six months of fiscal 1999 to 47.7% in the first six months of fiscal 2000. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

         RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first six months of fiscal 1999 and 2000 were as follows ($000's):

                                                    FY00            FY99
R&D EXPENSE                                      SIX MONTHS      SIX MONTHS
-----------                                      ----------      ----------
R&D spending                                      $1,553.8        $1,698.9
Less - R&D capitalized                               404.2           428.2
                                                  --------        --------
     Total R&D expense                             1,149.6         1,270.7
Software amortization (cost of prod. sold)           659.4           909.4
                                                  --------        --------
Total R&D expensed                                $1,809.0        $2,180.1
                                                  ========        ========

         For the first six months of fiscal years 1999 and 2000, the Company capitalized 25.2% and 26.0%, respectively, of software development spending.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $2.6 million in the first six months of fiscal 1999 to $2.5 million in the first six months of fiscal 2000, a decrease of 3.3%. Total selling and administrative expenses decreased primarily due to management's ability to maintain strict cost controls during the first half of the fiscal year. Selling and administrative expenses as a percentage of total revenues decreased from 34.6% in fiscal 1999 to 29.0% in fiscal 2000.

         OPERATING INCOME. Operating income increased from $0.1 million in the first six months of fiscal 1999, excluding the $70 thousand loss on the sale of the financial systems business, to $0.5 million in the first six months of fiscal 2000, primarily reflecting the increase in total revenues as well as other factors described above.

         OTHER INCOME. Interest expense, net increased from $23.9 thousand in the first six months of fiscal 1999 to $54.1 thousand in the first six months of fiscal 2000 due to the higher borrowings under the Company's line of credit.

         INCOME TAXES. The Company reported an effective income tax provision rate of 39% in the first six months of fiscal 1999 compared to an effective income tax provision rate of 40% in the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash flow from operations. At March 31, 1999 and September 30, 1999, the Company had cash and cash equivalents in the amount of $0.2 million. Cash flows in the six months ended September 30, 1999 reflects amounts paid for capital investments ($0.1 million), software development costs ($0.4 million), and net repayment of long-term debt ($0.2 million), offset by cash generated from operating activities of $0.7 million.

         At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million as compared to $0.2 million at September 30, 1998. Cash flows in the six months ended September 30, 1998 reflects amounts paid for capital investments ($0.1 million), capitalized software development costs ($0.4 million), and repayment of long-term debt, ($0.2 million), offset by cash generated from operating activities of $0.1 million and proceeds under the line of credit of $0.4 million. The decrease in cash generated from operating activities from the prior year is primarily due to the decrease in deferred service revenue ($0.6 million) and the increase in prepaid expenses ($0.3 million).

         As of September 30, 1999, the Company had a line of credit agreement that allows the Company to borrow up to $4.0 million through 2001 with interest at the lender's prime rate (8.25% at September 30, 1999). The line of credit is secured by the Company's accounts receivable, inventory and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at September 30, 1999. There were borrowings of $1.1 million outstanding under the line of credit agreement as of September 30, 1999 which have been classified as long-term debt on the September 30, 1999 Consolidated Balance Sheet.

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

YEAR 2000 ISSUE

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

         The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for Year 2000 compliance. As part of the Company's Year 2000 compliance program the Company has: (i) identified all critical software sold and used by the Company that requires modification for the Year 2000 and completed an estimate of the personnel time required to complete such software modifications; (ii) received written or oral confirmation from its telecommunications vendors that the equipment supplied by such vendors is or will be Year 2000 compliant; (iii) instituted a formal communication process to keep senior management apprised of significant Year 2000 issues; and (iv) developed a schedule for completing necessary Year 2000 modifications in a timely manner. All reprogramming efforts and related testing have been completed. Notification has been sent to all customers of the Company's systems regarding the Year 2000 issue and its potential effect on those customers systems, hardware and instruments.

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

         Because the Company believes that its internal systems are Year 2000 compliant and believes that it has or will have taken all necessary steps with regard to customers and Company products sold to customers in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position, cash flows or results of operations.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1999 Annual Meeting of Shareholders was held on August 19, 1999. Two matters were submitted to a vote of the shareholders of the
Company: the election of two Class 1 Directors and consideration of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the Company.

         Two people were nominated to fill the two director positions voted upon at the meeting. The nominees and the votes cast are, with respect to each, listed below:

Nominee                        Votes For     Votes Withheld     Broker Non-Votes
-------                        ---------     --------------     ----------------
     Fred L. Brown             2,995,890        29,787                -

     Larry D. Marcus           2,987,430        38,247                -


         The nominees were elected and will serve until the 2002 Annual Meeting of Shareholders or until their successors are duly qualified and elected. The directors continuing in office are J. Robert Copper, James F. O'Donnell and David T. Pieroni.

         The second measure submitted was the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Corporation. To approve the proposal, the affirmative vote of holders of a majority of the shares represented in person and by proxy at the Annual Meeting was required. The affirmative votes were 3,012,539; votes against were 5,338; abstentions were 7,800; and there were no broker non-votes. The affirmative votes equaled 99.6 percent of the shares present in person or by proxy at the Annual Meeting, and thus the proposal was approved.

         No other matters were submitted to the shareholders of the Company.

ITEM 5.  OTHER INFORMATION

         On August 19, 1999, the Board of Directors of the Company approved the CITATION Computer Systems, Inc. 1999 Director Stock Option Plan (the "Plan"). The Plan provides for the granting of nonqualified stock options to the directors of the Company who are not otherwise officers or employees of the Company. Pursuant to the terms of the Plan, eligible directors may, on an annual basis, elect to be granted options to purchase either: (a) 10,000 shares of Company common stock, or (b) twice the number of shares of Company common stock purchased by the director during a Plan year, not to exceed 20,000 shares. The purchase price for the shares subject to the options will be 100% of the market value of the Company common stock on the date of the option grant. A total of 400,000 shares of Company common stock has been reserved for issuance under the Plan. The purpose of the Plan is (1) to compensate directors of the Company for their services during the preceding fiscal year, (2) to induce directors of the Company to remain directors of the Company over the long term, (3) to align the directors' interests in the Company's financial performance more directly with those of the shareholders and (4) to aid the Company in competing with other enterprises for the services of new directors. The Plan will be submitted for approval by the shareholders of the Company at the 2000 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index for list of Exhibits.

         (b) None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           CITATION COMPUTER SYSTEMS, INC.

Date:    November 4, 1999                  By:  /s/Richard D. Neece
         ----------------                       --------------------------
                                           Richard D. Neece
                                           President and Chief Financial Officer

                          CITATION COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                  September 30,  March 31,
                                                      1999         1999
                                                  ------------   --------
                                                   (unaudited)  (audited)
Assets
Current assets:
   Cash and cash equivalents                     $   245.2   $   203.6
   Accounts receivable:
     Trade, net                                    6,733.3     6,857.0
     Other                                           446.0       445.1
   Inventories                                       457.7       348.7
   Prepaid expenses and other current assets         309.5       369.2
   Deferred tax asset                                142.0       142.0
                                                 ---------   ---------

Total current assets                               8,333.7     8,365.6

   Software development costs, net                 1,519.9     1,775.1
   Property and equipment, net                       556.6       699.1
   Long-term accounts receivable                   1,568.7     1,568.7
   Long-term deferred tax assets                     945.5     1,103.8
   Other assets                                      281.1       365.9
                                                 ---------   ---------

Total assets                                     $13,205.5   $13,878.2
                                                 =========   =========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt             $   215.8   $   238.6
   Accounts payable                                  621.7     1,223.3
   Customer deposits                                 303.9       236.3
   Accrued bonuses and commissions                   156.5       138.8
   Other accrued liabilities                         197.1       210.3
   Deferred service revenue                        2,304.8     2,521.2
                                                 ---------   ---------

Total current liabilities                          3,799.8     4,568.5
                                                 ---------   ---------

   Long-term debt                                  1,322.1     1,491.3
                                                 ---------   ---------

   Common stock                                      384.9       383.8
   Paid-in capital                                 6,615.7     6,596.2
   Retained earnings                               1,083.0       838.4
                                                 ---------   ---------

                                                   8,083.6     7,818.4
                                                 ---------   ---------
Total liabilities and shareholders' equity       $13,205.5   $13,878.2
                                                 =========   =========

        See accompanying notes to consolidated financial statements       F-1
                                                                          Page 9

                        CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three months ended               Six months ended
                                                                     September 30,                   September 30,
                                                                  ------------------               ----------------

                                                                   1999            1998            1999            1998
                                                                 ---------      ---------       ---------        ---------
                                                                (unaudited)    (unaudited)     (unaudited)      (unaudited)
Net system sales and service revenues:
   System sales                                                 $ 2,652.9       $ 2,351.6       $ 5,254.0        $ 3,687.3
   Service revenue                                                1,669.1         1,754.2         3,395.7          3,832.9
                                                                ---------       ---------       ---------        ---------
                                                                  4,322.0         4,105.8         8,649.7          7,520.2
                                                                ---------       ---------       ---------        ---------
Cost of products and service sold:
   System costs                                                   1,921.1         1,401.3         3,726.7          2,617.7
   Service costs                                                    405.7           415.0           799.5            912.0
                                                                ---------       ---------       ---------        ---------
                                                                  2,326.8         1,816.3         4,526.2          3,529.7
                                                                ---------       ---------       ---------        ---------
     Gross profit                                                 1,995.2         2,289.5         4,123.5          3,990.5

Research and development expense                                    582.3           668.5         1,149.6          1,270.7
Selling and administrative expenses                               1,217.6         1,336.7         2,512.2          2,598.8
Loss on sale of financial systems business (Note 6)                     -               -               -             70.5
                                                                ---------       ---------       ---------        ---------

Operating income                                                    195.3           284.3           461.7             50.5

Other income:
   Interest expense, net                                            (26.9)          (11.6)          (54.1)           (23.9)
   Other                                                                -             6.4             0.1             43.2
                                                                ---------       ---------       ---------        ---------
Income before income taxes                                          168.4           279.1           407.7             69.8

Provision for income taxes                                           67.4           106.7           163.1             27.2
                                                                ---------       ---------       ---------        ---------
Net income                                                      $   101.0       $   172.4       $   244.6        $    42.6
                                                                =========       =========       =========        =========

Net earnings per common share:
   Basic and diluted                                            $    0.03       $    0.05       $    0.06        $    0.01
                                                                =========       =========       =========        =========

Weighted average number of shares used in computing
   net earnings per common share:
     Basic                                                          3,848           3,815           3,845            3,813
                                                                =========       =========       =========        =========
     Diluted                                                        3,857           3,815           3,851            3,841
                                                                =========       =========       =========        =========


  See accompanying notes to consolidated financial statements            F-2

                        CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Six months ended
                                                                                             September 30,
                                                                                     -------------------------------
                                                                                        1999                1998
                                                                                     -----------         -----------
                                                                                     (unaudited)         (unaudited)
Cash flows from operating activities:
Net income                                                                           $   244.6           $    42.6

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of property and equipment                               235.1               300.3
   Amortization of software development costs                                            659.4               909.4
   Non-cash charge related to sale of financial systems business                             -               538.7
   Non-cash 401K matching contribution and issuance of Directors' stock                   20.6                67.6
   Decrease in deferred income taxes                                                     158.3                79.5
   (Increase) decrease in accounts receivable                                            122.8              (434.5)
   Increase in inventories                                                              (109.0)              (75.5)
   (Increase) decrease in prepaid expenses and other assets                              144.5              (325.6)
   Decrease in accounts payable                                                         (601.6)             (191.7)
   Increase (decrease) in customer deposits                                               67.6              (161.9)
   Increase (decrease) in accrued bonuses and commissions                                 17.7                (4.0)
   Decrease in other accrued liabilities                                                 (13.2)               (4.9)
   Decrease in deferred service revenue                                                 (216.4)             (602.0)
                                                                                     ---------           ---------

Net cash provided by operating activities                                                730.4               138.0
                                                                                     ---------           ---------
Cash flows from investing activities
   Capital expenditures                                                                 ( 92.6)             (137.7)
   Software development costs                                                           (404.2)             (428.2)
                                                                                     ---------           ---------

Net cash used in investing activities                                                   (496.8)             (565.9)
                                                                                     ---------           ---------

Cash flows from financing activities:
   (Repayments) proceeds from line of credit                                             (66.9)              432.3
   Principal payments on long-term debt                                                 (125.1)             (185.0)
                                                                                     ---------            --------
Net cash provided by (used in) financing activities                                     (192.0)              247.3
                                                                                     ---------            --------

Net increase (decrease) in cash and cash equivalents                                      41.6              (180.6)

Cash and cash equivalents, beginning of year                                             203.6               419.7
                                                                                     ---------           ---------
Cash and cash equivalents, end of period                                             $   245.2           $   239.1
                                                                                     =========           =========



       See accompanying notes to consolidated financial statements       F-3
                                                                         Page 11

                          CITATION COMPUTER SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                Common Stock
                                                                ------------
                                                                              Additional
                                                      Number       Par         Paid-in       Retained
                                                    of Shares     Value        Capital       Earnings         Total
                                                    ----------  ----------    ----------    ----------     ----------
Balance, March 31, 1999 (audited)                    3,838,344   $   383.8     $ 6,596.2     $   838.4      $ 7,818.4

Issuance of common stock for 401K
   company matching contribution
   (unaudited)                                          10,717         1.1          19.5             -           20.6

Net income (unaudited)                                       -                         -         244.6          244.6
                                                     ---------   ---------     ---------     ---------      ---------


Balance, September 30, 1999 (unaudited)              3,849,061   $   384.9     $ 6,615.7     $ 1,083.0      $ 8,083.6
                                                     =========   =========     =========     =========      =========


      See accompanying notes to consolidated financial statements    F-4
                                                                         Page 12

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of September 30, 1999 and for the three and six months periods ended September 30, 1999 and 1998 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements as incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at September 30, 1999, the Statement of Operations for the three and six months ended September 30, 1999 and 1998, the Statement of Cash Flows for the six months ended September 30, 1999 and 1998, and the Statement of Shareholders' Equity for the six months ended September 30, 1999. The interim results, however, are not necessarily indicative of results for any future period.

2.   INVENTORIES

         Inventories consist of the following:




                                                SEPT. 30,     MARCH 31,
                                                  1999          1999
                                                ---------     ---------
         Hardware and third party software      $   247.1     $   143.7
         Field service equipment                    210.6         205.0
                                                ---------     ---------
                                                $   457.7     $   348.7
                                                =========     =========

3.   COMMITMENTS AND CONTINGENCIES

         The Company from time to time is a party to certain lawsuits in the ordinary course of business. Management does not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

4.   LONG-TERM ACCOUNTS RECEIVABLE

         The Company has provided extended payment terms to a customer in Singapore. At September 30, 1999, $1.6 million was outstanding.

                                                               F-5
                                                               Page 13

5.   LONG-TERM DEBT

         As of September 30, 1999, the Company had a line of credit agreement that allowed the Company to borrow up to $4.0 million with interest at the lender's prime rate. The line of credit expires on June 1, 2001. The line of credit and the notes payable to banks are secured by the Company's accounts receivable, inventory and equipment. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at September 30, 1999. The Company had $1.1 million in borrowings outstanding under the line of credit agreement at September 30, 1999.

6.   SALE OF FINANCIAL SYSTEMS BUSINESS

         In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Pocatello, Idaho. The transaction resulted in an after-tax loss on disposal of $43.7 thousand, or $0.01 per share, in the first quarter of fiscal 1999.

7.   EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

         Reconciliation of the number of shares used in computing basic and dilutive earnings per common and common equivalent shares is as follows:

                                                            Three Months Ended           Six Months Ended
                                                               September 30                September 30
                                                            ------------------           ----------------
                                                              1999        1998        1999         1998
                                                              ----        ----        ----         ----
     Basic                                                3,847,569    3,815,306    3,844,762    3,813,289
     Effective of dilutive securities - stock options         9,035            -        6,663       27,836
                                                          ---------    ---------    ---------    ---------

     Diluted                                              3,856,604    3,815,306    3,851,425    3,841,125
                                                          =========    =========    =========    =========


                                                                         F-6
                                                                         Page 14

                                 EXHIBIT INDEX



Exhibit
Number                   Exhibit
------                   -------
10                       1999 Director Stock Option Plan

27 (a)                   Financial Data Schedule