Form 10QSB
period 1999-12-31
CITATION COMPUTER SYSTEMS INC
filed 2000-02-11
CIK 888330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-20284


                         CITATION COMPUTER SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)

              MISSOURI                                          43-1174397
-----------------------------------                          ----------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI                      63017
-------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)

                                 (314)579-7900
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value $0.10 per share, at February 9, 2000, was 3,877,449 shares.

Transitional small business disclosure format: Yes  [  ]         No [ X ]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        See pages F-1 to F-6 hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Any forward-looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns of CITATION Computer Systems, Inc.'s (the "Company") markets, new entrants into the Company's markets, competitors, increased price pressure, customer reduction caused by industry consolidation, marketplace acceptance of Windows NT as an operating platform, or other factors.

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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 TO THREE MONTHS ENDED DECEMBER 31, 1998

        GENERAL. The Company reported net income of $0.05 per share, or $0.2 million, for the third quarter of fiscal 1999, compared to net income of $0.02 per share, or $0.1 million, in the comparable period of fiscal 2000. The decrease in profitability from the prior year was principally the result of lower sales.

        REVENUES. Total revenue decreased 6.7% from $4.0 million for the third quarter of fiscal 1999 to $3.7 million for the third quarter of fiscal 2000 due to a decrease of 10.7% in system sales revenue and a decrease of 1.9% in service revenue.

        System sales revenue for the third quarter decreased $0.3 million from $2.2 million in fiscal 1999 to $1.9 million in fiscal 2000. Management believes that the 10.7% decrease was primarily attributable to delays in spending by potential customers in anticipation of possible Year 2000 problems. System sales represented 54.8% and 52.4% of total revenues for the third quarter of fiscal 1999 and 2000, respectively.

        Service revenue for the third quarter remained relatively constant at $1.8 million in fiscal 1999 and 2000. Service revenue represented 45.2% and 47.6% of total revenues for the third quarter of fiscal 1999 and 2000, respectively.

        COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold includes cost of system sales and cost of service revenue. Cost of system sales includes hardware sold, installation and training expense and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 46.0% in the third quarter of fiscal 1999 to 43.6% in the third quarter of fiscal 2000. For the third quarter of fiscal 1999 and 2000, total cost of products and services sold were $1.8 million and $1.6 million, respectively.

        The cost of system sales as a percentage of system sales revenue decreased from 64.5% in the third quarter of fiscal 1999 to 62.5% in the third quarter of fiscal 2000 due to the decreased percentage of lower margin hardware sales in the third quarter of fiscal 2000. The cost of service revenue as a percentage of service revenue decreased from 23.6% in the third quarter of fiscal 1999 to 22.8% in the third quarter of fiscal 2000 due primarily to a decrease in related costs. Software amortization costs of $0.4 million in the third quarter of fiscal 1999 and $0.3 million in the third quarter of fiscal 2000 represented 20.2% and 16.2%, respectively, of total costs of products and services sold. The decrease in software amortization costs is reflective of a lower level of capitalized software in recent years.

        Gross profit as a percentage of total revenues increased from 54.0% in the third quarter of fiscal 1999 to 56.4% in the third quarter of fiscal 2000. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

        RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the third quarter of fiscal 1999 and 2000 were as follows (in thousands):

                                                    FY00              FY99
R&D EXPENSE                                        3RD QTR.          3RD QTR.
-----------                                        --------          --------
R&D spending                                       $  935.0          $  678.2
Less - R&D capitalized                                237.6             172.2
                                                    -------          --------
     Total R&D expense                                697.4             506.0
Software amortization (cost of prod. sold)            262.3             368.7
                                                    -------          --------
Total R&D expensed                                  $ 959.7          $  874.7
                                                    =======          ========

        For the third quarter of both fiscal 1999 and 2000, the Company capitalized 25.4% of software development spending.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased from 32.7% in the third quarter of fiscal 1999 to 34.2% in the third quarter of fiscal 2000 due to lower sales in fiscal 2000. Total selling and administrative expenses were $1.3 million in the third quarter of both fiscal 1999 and 2000.

        OPERATING INCOME. Operating income decreased from $0.3 million in the third quarter of fiscal 1999 to income of $0.1 million in the third quarter of fiscal 2000. The operating margin decreased from 8.5% to 3.4% in the third quarter of fiscal 1999 and 2000, respectively, primarily reflecting the factors as described above.

        OTHER INCOME. Interest expense, net decreased from $20.2 thousand in the third quarter of fiscal 1999 to $14.8 thousand in the third quarter of fiscal 2000 due to the net decrease in borrowings under the Company's line of credit.

        INCOME TAXES. The Company's effective income tax rate was 39% in the third quarter of fiscal 1999 compared to an effective income tax rate of 40% in the third quarter of fiscal 2000.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1999 TO NINE MONTHS ENDED DECEMBER 31, 1998

        GENERAL. The Company reported net income of $0.06 per share, or $0.2 million, for the first nine months of fiscal 1999, compared to net income of $0.08 per share, or $0.3 million, in the comparable period of fiscal 2000.

        REVENUES. Total revenues increased 7.5% from $11.5 million for the first nine months of fiscal 1999 to $12.4 million for the first nine months of fiscal 2000, which reflected a 22.8% increase in system sales revenue offset by an 8.4% decrease in service revenue.

        System sales revenue for the first nine months of fiscal 2000 increased by $1.3 million, from $5.9 million in fiscal 1999 to $7.2 million in fiscal 2000. The increase in system sales was primarily attributable to new orders for the Company's new NT products. System sales represented 51.0% of total revenues for the first nine months of fiscal 1999 and 58.3% of total revenues for the corresponding period of fiscal 2000.

      Service revenue for the first nine months decreased by $0.4 million, from $5.6 million in fiscal 1999 to $5.2 million in fiscal 2000. Service revenue included $0.3 million of financial products revenue in the first nine months of fiscal 1999; the Company's financial products system was sold in June, 1998. Service revenue represented 49.0% and 41.7% for the first nine months of fiscal 1999 and 2000, respectively.

      COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. As a percentage of total revenue, the total cost of products and services sold increased from 46.6% in the first nine months of fiscal 1999 to 49.7% in the first nine months of fiscal 2000. The increase in cost as a percentage of revenue was primarily due to the change in product mix and increased client services expense relating to the Year 2000 issue. Software amortization costs of $1.3 million and $0.9 million in the first nine months of fiscal years 1999 and 2000, respectively, represented 23.9% and 15.0%, respectively, of total costs of products and services sold. The decrease in software capitalization costs is reflective of a lower level of capitalized software in recent years.

      Gross profit as a percentage of total revenues decreased from 53.4% in the first nine months of fiscal 1999 to 50.3% in the first nine months of fiscal 2000. The decrease in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

      RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the nine months of fiscal 1999 and 2000 were as follows (in thousands):

                                                    FY00              FY99
R&D EXPENSE                                      NINE MONTHS       NINE MONTHS
-----------                                      -----------       -----------
R&D spending                                     $   2,488.7          $2,377.1
Less - R&D capitalized                                 641.7             600.5
                                                 -----------          --------
Total R&D expense                                    1,847.0           1,776.6
Software amortization (cost of prod. sold)             921.7           1,278.2
                                                 -----------          --------
Total R&D expensed                               $   2,768.7          $3,054.8
                                                 ===========          ========

        For the first nine months of fiscal 1999 and 2000, the Company capitalized 25.3% and 25.8%, respectively, of software development costs.

      SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased from $3.9 million in the first nine months of fiscal 1999 to $3.8 million in the first nine months of fiscal 2000, a decrease of 3.1%. Total selling and administrative expenses decreased primarily due to management's ability to maintain strict cost controls during the first nine months of fiscal 2000. Selling and administrative expenses as a percentage of total revenues decreased from 33.9% in fiscal 1999 to 30.6% in fiscal 2000.

      OPERATING INCOME. Operating income increased from $0.4 million in the first nine months of fiscal 1999 to $0.6 million in the first nine months of fiscal 2000, primarily reflecting the increase in total revenues as well as other factors described above. Included in the first nine months of fiscal 1999 is a $70.5 thousand loss on the sale of the financial software line of business (see Note 6 to the accompanying financial statements).

      OTHER INCOME. Interest expense, net increased from $44.1 thousand in the first nine months of fiscal 1999, to $68.9 thousand in the first nine months of fiscal 2000 due to higher average borrowings under the Company's line of credit.

      INCOME TAXES. The Company's effective income tax rate was 39% in the first nine months of fiscal 1999, compared to an effective income tax rate of 40% in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are cash flow from operations and its bank line of credit. At March 31, 1999, the Company had cash and cash equivalents in the amount of $0.2 million compared to $0.3 million at December 31, 1999. Cash flows in the nine months ended December 31, 1999 reflected amounts paid for capital investments ($0.1 million), software development costs ($0.6 million), repayment of long-term debt ($0.2 million), and repayment of the line of credit borrowings ($0.6 million), offset by cash generated from operating activities of $1.6 million.

      At March 31, 1998, the Company had cash and cash equivalents in the amount of $0.4 million compared to $0.2 million at December 31, 1998. Cash flows in the nine months ended December 31, 1998 reflected amounts paid for capital investments ($0.2 million), software development costs ($0.6 million), and repayment of long-term debt ($0.2 million), offset by cash generated from operating activities of $0.4 million and borrowings under the line of credit ($0.4 million).

         As of December 31, 1999, the Company had a line of credit agreement that allows the Company to borrow up to $4.0 million through May, 2001 with interest at the lender's prime rate (8.5% at December 31, 1999). The line of credit is secured by the Company's accounts receivable, inventory and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers as of December 31, 1999. There were borrowings of $0.6 million outstanding under the line of credit agreement as of December 31, 1999 which have been classified as long-term debt on the December 31, 1999 Consolidated Balance Sheet.

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

YEAR 2000 ISSUE

         To date, the Company is not aware of any significant problems regarding Year 2000 issues. However, this is no assurance that, in the future, problems may develop in the Company's systems or products.

         Prior to December 31, 1999, the Company identified, corrected, reprogrammed, and tested both its systems used internally as well as the products it sells for Year 2000 compliance. As part of the Company's Year 2000 compliance program the Company has: (i) identified all critical software sold and used by the Company that requires modification for the Year 2000; (ii) received written or oral confirmation from its telecommunications vendors that the equipment supplied by such vendors is or will be Year 2000 compliant; (iii) instituted a formal communication process to keep senior management apprised of significant Year 2000 issues; and (iv) completed necessary Year 2000 modifications.

         The Company does not expect that any future Year 2000 related costs will have a material adverse effect on the Company's financial position, results of operations or cash flow and that additional costs to be incurred by the Company with respect to Year 2000 issues will be funded from operating cash flows and/or the Company's line of credit. However, if all Year 2000 issues were not properly identified, or assessment, remediation and testing were not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems, financial position, cash flows or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Exhibit Index for list of Exhibits.

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CITATION COMPUTER SYSTEMS, INC.


Date: February 11, 2000           By: /s/ Richard D. Neece
      -----------------               --------------------------
                                      Richard D. Neece
                                      President
                                      (Principal Financial & Accounting Officer)

                         CITATION COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (THOUSANDS)

                                                                               Dec. 31,               March 31,
                                                                                 1999                    1999
                                                                                 ----                    ----
                                                                              (unaudited)             (audited)
Assets
Current assets:
   Cash and cash equivalents                                                   $   254.1              $   203.6
   Accounts receivable:
     Trade, net                                                                  6,501.3                6,857.0
     Other                                                                         452.8                  445.1
   Inventories                                                                     430.6                  348.7
   Prepaid expenses and other current assets                                       209.2                  369.2
   Deferred tax asset                                                              142.0                  142.0
                                                                               ---------                -------
Total current assets                                                             7,990.0                8,365.6

   Software development costs, net                                               1,495.1                1,775.1
   Property and equipment, net                                                     498.8                  699.1
   Long-term accounts receivable                                                 1,518.7                1,568.7
   Long-term deferred tax assets                                                   901.6                1,103.8
   Other assets                                                                    273.7                  365.9
                                                                               ---------              ---------
Total assets                                                                   $12,677.9              $13,878.2
                                                                               =========              =========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                                             $ 189.0                $ 238.6
   Accounts payable                                                                505.5                1,223.3
   Customer deposits                                                               183.3                  236.3
   Accrued bonuses and commissions                                                 208.9                  138.8
   Other accrued liabilities                                                       211.9                  210.3
   Deferred service revenue                                                      2,416.3                2,521.2
                                                                               ---------              ---------
Total current liabilities                                                        3,714.9                4,568.5
                                                                               ---------              ---------

   Long-term debt                                                                  767.3                1,491.3
                                                                               ---------              ---------

     Common stock                                                                  387.2                  383.8
     Paid-in capital                                                             6,659.5                6,596.2
     Retained earnings                                                           1,149.0                  838.4
                                                                               ---------              ---------
                                                                                 8,195.7                7,818.4
                                                                               ---------              ---------
Total liabilities and shareholders' equity                                     $12,677.9              $13,878.2
                                                                               =========              =========

          See accompanying notes to consolidated financial statements.

                         CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three months ended           Nine months ended
                                                                       December 31,                 December 31,
                                                                    1999          1998          1999           1998
                                                                    ----          ----          ----           ----
                                                                (unaudited)   (unaudited)   (unaudited)   (unaudited)
Net system sales and service revenues:
   System sales                                                     $1,944.5      $2,177.0     $ 7,198.5      $ 5,864.3
   Service revenue                                                   1,764.5       1,798.6       5,160.2        5,631.5
                                                                    --------      --------     ---------      ---------
                                                                     3,709.0       3,975.6      12,358.7       11,495.8
                                                                    --------      --------     ---------      ---------
Cost of products and service sold:
   System costs                                                      1,215.7       1,405.8       4,942.4        3,969.6
   Service costs                                                       402.9         424.4       1,202.4        1,390.2
                                                                    --------      --------     ---------      ---------
                                                                     1,618.6       1,830.2       6,144.8        5,359.8
                                                                    --------      --------     ---------      ---------
     Gross profit                                                    2,090.4       2,145.4       6,213.9        6,136.0

Research and development expense                                       697.4         506.0       1,847.0        1,776.7
Selling and administrative expenses                                  1,268.3       1,301.0       3,780.5        3,900.0
Loss on sale of financial systems business (Note 6)                        -             -             -           70.5
                                                                    --------      --------     ---------      ---------
Operating income                                                       124.7         338.4         586.4          388.8
Other income:
   Interest expense, net                                               (14.8)        (20.2)        (68.9)         (44.1)
   Other                                                                   -          (0.7)          0.1           42.6
                                                                    --------      --------     ---------      ---------
Income before income taxes                                             109.9         317.5         517.6          387.3
Provision for income taxes                                              43.9         123.8         207.0          151.0
                                                                    --------      --------     ---------      ---------
Net income                                                          $   66.0      $  193.7     $   310.6      $   236.3
                                                                    ========      ========     =========      =========
Net income per common share
     Basic and diluted                                              $   0.02      $   0.05     $    0.08      $    0.06
                                                                    ========      ========     =========      =========

Weighted average number of shares used in
   computing net per common share
     Basic                                                             3,868         3,832         3,852          3,819
                                                                       =====         =====         =====          =====
     Diluted                                                           3,894         3,832         3,866          3,838
                                                                       =====         =====         =====          =====

          See accompanying notes to consolidated financial statements.

                         CITATION COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (THOUSANDS)

                                                                                        Nine months ended
                                                                                           December 31,
                                                                                      1999                1998
                                                                                      ----                ----
                                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
Net income                                                                                $  310.6         $  236.3

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of property and equipment                                   323.0            447.6
   Amortization of software development costs                                                921.7          1,278.2
   Non-cash charge related to sale of financial systems business                                 -            538.7
   Non-cash 401K matching contribution and issuance of Directors' stock                       66.7             77.1
   Decrease in deferred income taxes                                                         202.2            150.0
   (Increase) decrease in accounts receivable                                                348.0           (889.3)
   Increase in inventories                                                                   (81.9)            (0.4)
   (Increase) decrease in prepaid expenses and other assets                                  302.2           (463.5)
   Decrease in accounts payable                                                             (717.8)          (692.9)
   Decrease in customer deposits                                                             (53.0)          (118.6)
   Increase in accrued bonuses and commissions                                                70.1             27.1
   Increase (decrease) in other accrued liabilities                                            1.6           (153.6)
   Decrease in deferred service revenue                                                     (104.9)           (44.1)
                                                                                          --------         --------

Net cash provided by operating activities                                                  1,588.5            392.6
                                                                                          --------         --------

Cash flows from investing activities:
   Capital expenditures                                                                     (122.9)          (196.0)
   Software development costs                                                               (641.7)          (600.5)
                                                                                          --------         --------

Net cash used in investing activities                                                       (764.6)          (796.5)
                                                                                          --------         --------

Cash flows from financing activities:
   (Repayments) proceeds from line of credit                                                (566.9)           432.3
   Principal payments on other long-term debt                                               (206.5)          (217.2)
                                                                                          --------         --------

Net cash provided by (used in) financing activities                                         (773.4)           215.1
                                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                                          50.5           (188.8)

Cash and cash equivalents, beginning of year                                                 203.6            419.7
                                                                                          --------         --------

Cash and cash equivalents, end of period                                                  $  254.1         $  230.9
                                                                                          ========         ========

          See accompanying notes to consolidated financial statements.

                         CITATION COMPUTER SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                                       Common Stock
                                                          -----------------------------------
                                                                                   Additional
                                                          Number          Par      Paid-in     Retained
                                                        of Shares         Value    Capital     Earnings      Total
Balance, March 31, 1999 (audited)                          3,838,344      $383.8   $6,596.2       $ 838.4    $7,818.4

Issuance of common stock to
   directors (unaudited)                                      18,000         1.8       34.2             -        36.0

Issuance of common stock for 401K
   Company matching contribution (unaudited)                  15,772         1.6       29.1             -        30.7

Net income (unaudited)                                             -           -                    310.6       310.6
                                                           ---------      ------   --------      --------    --------


Balance, December 31, 1999 (unaudited)                     3,872,116      $387.2   $6,659.5      $1,149.0    $8,195.7
                                                           =========      ======   ========      ========    ========

          See accompanying notes to consolidated financial statements.

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of December 31, 1999 and for the three and nine months periods ended December 31, 1999 and 1998 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at December 31, 1999, the Statement of Operations for the three and nine months ended December 31, 1999 and 1998, the Statement of Cash Flows for the nine months ended December 31, 1999 and 1998, and the Statement of Shareholders' Equity for the nine months ended December 31, 1999. The interim results, however, are not necessarily indicative of results for any future period.

2.       INVENTORIES

         Inventories consist of the following:

                                                               DEC. 31,           MARCH 31,
                                                                1999                1999
                                                                ----                ----
         Hardware and third party software                     $  187.2          $  143.7
         Field service equipment                                  243.4             205.0
                                                              ---------         ---------
                                                               $  430.6          $  348.7
                                                               ========          ========

3.       COMMITMENTS

         The Company from time to time is a party to certain lawsuits in the ordinary course of business. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position, results of operations or cash flow.

4.       LONG-TERM ACCOUNTS RECEIVABLE

         The Company has provided extended payment terms to an overseas customer. At December 31, 1999, $1.5 million was outstanding, which management believes to be fully collectible in the ordinary course of business.

5.       LONG-TERM DEBT

         As of December 31, 1999, the Company had a line of credit agreement that allowed the Company to borrow up to $4.0 million with interest at the lender's prime rate. The line of credit expires on June 1, 2001. The line of credit and the notes payable to the bank are secured by the Company's accounts receivable, inventory and equipment. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers as of December 31, 1999. The Company had $0.6 million in borrowings outstanding under the line of credit agreement at December 31, 1999.

6.       SALE OF FINANCIAL SYSTEMS BUSINESS

         In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Pocatello, Idaho. The transaction resulted in an after-tax loss on disposal of $43.7 thousand, or $0.01 per share, in the first quarter of fiscal 1999. At December 31, 1999, the Balance Sheet included a receivable of $0.4 million related to the sale of the business. Management expects it to be fully collectible.

7.   EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

         Reconciliation of the number of shares used in computing basic and dilutive earnings per common and common equivalent shares is as follows:

                                                                    Three Months Ended               Nine Months Ended
                                                                       December 31,                     December 31,
                                                                       ------------                     ------------
                                                                     1999            1998             1999            1998
                                                                   -------         -------          -------         -------

     Basic                                                       3,867,739       3,847,569        3,852,421       3,844,762
     Effective of dilutive securities - stock options
                                                                    26,639           9,035           13,322           6,663
                                                                 ---------       ---------        ---------       ---------
     Diluted                                                     3,894,378       3,856,604        3,865,743       3,851,425
                                                                 =========       =========        =========       =========

                                                        EXHIBIT INDEX


Exhibit
Number         Exhibit

10.1           CITATION Computer Systems, Inc.(R)Nonqualified Stock Option Agreement with J. Robert Copper

10.2           CITATION Computer Systems, Inc.(R)Nonqualified Stock Option Agreement with Richard D. Neece

27 (a)         Financial Data Schedule