Form 10KSB
period 2000-03-31
CITATION COMPUTER SYSTEMS INC
filed 2000-06-02
CIK 888330

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-20284

                         CITATION COMPUTER SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

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

         Issuer's telephone number, including area code: (314) 579-7900

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.10 PER SHARE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --     --
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.
       --

Company's revenue for the fiscal year ended March 31, 2000, was $14,996,000.

On June 1, 2000, the aggregate market value of the Company's voting stock held by non-affiliates was $9,913,733.

On June 1, 2000, there were 3,881,230 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         In May 2000, CITATION Computer Systems, Inc.(R) ("CITATION" or the "Company") announced that it had entered a definitive agreement for a business combination with Cerner Corporation ("Cerner"). Under terms of the agreement, CITATION shareholders will receive 0.153 shares of Cerner stock and $0.51 in cash for each share of CITATION, resulting in the issuance of 598,000 shares of Cerner stock for 90% of CITATION and payment of approximately $2 million for the remaining 10% of the Company. The transaction, which as to the stock portion will be tax-free to CITATION shareholders and which will be accounted for as a purchase by Cerner, is expected to close in the third quarter of 2000 pending CITATION shareholder and regulatory approvals.

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

INDUSTRY BACKGROUND

         The U.S. healthcare industry is undergoing rapid change. Historically, reimbursement for healthcare services has been based on a fee-for-service model of payment. With increasing pressure to reduce costs, managed care organizations and other payors are shifting the economic risk for the delivery of care to providers through alternative reimbursement models, including capitation and fixed fees. As a result, healthcare providers such as hospitals, multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create IDNs. IDNs are designed to serve all of the healthcare needs of regional populations while achieving economies of scale.

         In order to lower healthcare delivery costs while maintaining or improving the quality of patient care, providers need access to detailed clinical information to: (a) manage the patient care process throughout the IDN;
(b) automate patient care documentation; (c) compare care provider performance and clinical and cost outcomes both within the organization and to established norms; (d) monitor performance under managed care contracts; (e) monitor practice patterns of care providers; (f) measure the effectiveness of new technologies and therapeutics; and (g) support intra-and inter-facility communication. A comprehensive clinical healthcare information system must be able to assist both clinicians and administrators in managing patient information throughout the continuum of care.

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

THE CITATION SOLUTION

         CITATION designs, develops, markets and supports products that address the healthcare industry's need for patient-centered, fully integrated clinical information systems. CITATION's principal products are designed using a modular, client/server approach, offering clients the ability to build their systems over time and to allow existing legacy applications to interoperate with the Company's products.

         BUSINESS STRATEGY

         CITATION's goal is to leverage its experience of more than 20 years with client/server application solutions to become a leading provider of clinical healthcare information systems. The Company's strategy for achieving this goal includes the following elements:

         LEVERAGE EXISTING CLIENT BASE. With an installed base of approximately 300 facilities, the Company believes it has the potential to cross-sell additional products to its existing clients because many of those clients have not purchased all of the Company's products. CITATION's products are modular in design and can be added over time as each client's needs expand and evolve.

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

         EXPAND PRESENCE IN THE ASIA PACIFIC AND LATIN AMERICA MARKETS. CITATION believes that a significant opportunity exists to expand the sales of its products in these international markets. Healthcare providers in a number of countries have not yet invested in sophisticated information systems, and increasingly they are seeking to purchase state-of-the art products, particularly clinical information systems. The Company believes that its open, client/server architecture and modular, scalable systems provide a cost-effective solution to these markets. CITATION has entered several international markets through a combination of direct sales and distribution arrangements.

         SEEK OPPORTUNITIES WITH NATIONAL ACCOUNTS. CITATION will continue to work with the current National Hospital Accounts to introduce C-RIS(R) and C-COM(R) for small facilities. The Company will also target new groups for its complete line of products.

PRODUCTS

         CITATION has developed a comprehensive suite of clinical products to manage information in the healthcare enterprise. A client can purchase a comprehensive system or can buy modules separately to match a user's individual needs. CITATION's systems address the information needs of care providers and hospital administrators by enabling joint access to clinical and cost information, thereby facilitating cost-containment, effective decision making and delivery of high quality care.

         CITATION's clinical suite of products currently consists of four primary components, each of which can operate independently or as part of a fully integrated system.

                  C-COM(R) captures and tracks comprehensive patient clinical information and routes that information among departments or systems in the healthcare organization, enabling providers to evaluate quality of care, productivity and cost-effectiveness of services. C-COM(R) accepts orders from and displays the resulting information at any networked PC location where patient care is being delivered, such as a nursing station or even the bedside. C-COM(R) also is Internet-enabled and supports hand-held, wireless technology. C-COM(R) is available for Windows(R) and Windows NT(TM) client and server.

                  C-LAB(R) provides comprehensive laboratory automation solutions for clinics, single and multiple site hospitals and clinical and research laboratories. C-LAB(R) automates order entry and dissemination of results and interfaces with care providers' systems. C-LAB(R) sub-modules consist of General Lab, Microbiology, Anatomical Pathology and Blood Bank. The Blood Bank submodule is licensed by CITATION for use and implementation in C-LAB(R). C-LAB(R) is available in DOS, Windows(R) and Windows NT(TM).

                  C-RIS(R) is a radiology management system providing patient tracking, transcription, radiology reporting, auto-fax capabilities, statistical reporting, film management and mammography management. C-RIS(R) is available in Windows NT(TM).

                  NUCAMS is an order entry and patient care management system, which is designed to increase the productivity of nurses and other clinicians and to assist in the creation, and management of care plans and clinical pathways. NUCAMS documents variances against established care plans and clinical pathways, enabling care providers to focus on both improving the quality of care and controlling costs. This system enables the healthcare enterprise to allocate resources and schedule procedures and tests automatically. NuCaMS is available in DOS.

SERVICES

         Client service is an important component of the Company's operations. At March 31, 2000, the Company employed 38 persons in client services. The client services team generally provides implementation, application and support, education and consulting services to the Company's clients and primarily employs medical technologists and other healthcare professionals in supporting and implementing healthcare information systems. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area. Additional client services are provided through computer-based training or formal instructor-led, Company-sponsored ongoing educational courses and seminars.

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

         CITATION's current product development efforts use object-oriented programming methodologies. This allows the Company to develop applications based on reusable libraries of code that the Company believes results in more cost-effective and rapid product development cycles. The Company is a Microsoft(R) Solutions Provider and extensively employs Microsoft(R) toolsets and standards in its product development efforts. The Company believes use of these standards and tools facilitates interfacing with other systems and products. The Company also supports other industry standards such as HL/7, ASTM and the Novell Netware Network Operating System.

         The Company plans to expand its clinical product line to meet the evolving needs of its clients. The Company continually evaluates its offerings to determine what additional products or enhancements are required by the healthcare information systems marketplace. The Company develops and enhances products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the resource time and expense involved in developing products. The Company actively seeks out for acquisition and licensing other companies and products that fit into CITATION's overall product and technology plan. There is significant competition for suitable acquisition candidates and there can be no assurance that the Company will be able to successfully acquire or license additional products.

         During the fiscal years ended March 31, 2000 and 1999, CITATION invested $3.4 million and $3.2 million, respectively, in research and development. At March 31, 2000, the Company employed 32 persons in research and development. The Company expects to continue to make significant investments in research and development, however, there can be no assurance that the Company's financial and technological resources will permit it to develop or market new products successfully or respond effectively to technological changes.

SALES AND MARKETING

         The Company markets its products in the United States and Canada through a direct sales force under the direction of the Company's Executive Vice President of Sales and Marketing. At March 31, 2000, the Company's sales force consisted of seven employees. In addition to the Company's sales force employees, the Company has a four-person marketing team that promotes the Company's products, participates in trade shows and demonstrates the Company's products. In addition, members of the Company's development and client services departments provide pre-sales support for the Company's direct sales force in making presentations to and preparing comprehensive proposals for potential customers.

         The Company markets its products internationally through distribution alliances in the Far East and Latin America. The Company has a strategic relationship with Medical Communications Pte. Ltd., formerly Microstate Separations Pte. Ltd. ("Microstate"), a healthcare information systems integrator based in Singapore. Microstate has purchased the Company's systems for the Indonesian, Malaysian, Hong Kong and Singapore markets. In Latin America, CITATION has a strategic arrangement with Laboratories Para Laboratorios.

REGULATION

         The Company is subject to the general requirements of the Food and Drug Administration's regulations for Class I Medical Devices because it produces a suite of clinical software products. The Company complies with these regulations and follows Medical Device Reporting ("MDR") guidelines as well.

         Additional legislation governing the dissemination of medical record information has been proposed. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

         In addition, the healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare providers. Many lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's healthcare information systems. Even if healthcare providers do not curtail or defer investments, they may institute cost-containment measures in anticipation of regulatory reform or for other reasons. These measures may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell its healthcare information systems and services. The Company cannot predict with any certainty what impact, if any, such legislative or market-driven reforms might have on its business and results of operations. There can be no assurance that such proposed changes, if adopted, would not have a material adverse effect on the Company's business and results of operations.

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

         On May 15, 2000, the Company announced the signing of a definitive agreement for a business combination with Cerner Corporation ("Cerner"). Investors and security holders are urged to read the Proxy
Statement/Registration Statement on Form S-4, to be filed by Cerner and CITATION, which will contain or incorporate by reference such documents relating to and other important information regarding the merger. This document and amendments to this document will be filed with the U. S. Securities and

Exchange Commission. When this and other documents are filed with the SEC, they may be obtained free at the SEC's website at www.sec.gov. You may also obtain this document for free (when available) from CITATION by directing your request to Investor Relations at (314) 579-7900 or by fax at (314) 579-7990.

         The uncertainties and risks include, but are not limited to: (a) fluctuations in quarterly operating results, as the Company has historically experienced greatly varied results from quarter-to-quarter, and such quarterly variations can be expected to continue; (b) technological changes and the Company's dependence on new product developments -- the healthcare industry is subject to rapid technological change, and the Company's future success may be adversely impacted if the Company is not able to adapt to such changes in a timely and efficient manner; (c) the historical and planned continued expenditures of significant resources to migrate its products to the Windows NT operating system, and a substantial risk of adverse effect if the market does not show the anticipated acceptance of this strategy; (d) changes in the marketing focus of the Company, shifting to becoming a clinical solutions supplier only and selling larger more comprehensive clinical products than in the past, which may adversely affect the Company if such changes are not successful in attracting additional sales; (e) risks associated with foreign sales, including difficulties in enforcing agreements and collecting receivables, as well as potential adverse effects due to fluctuating monetary exchange rates; (f) the Company's strategy of addressing certain needs within the range of products it offers through the acquisition of licenses from third parties or the acquisition of such third parties, however there is no assurance that such acquisition candidates will be found or that the Company will have the resources to make such acquisitions in the future; (g) competition from a number of larger and better financed software providers, many of which offer a fuller range of products than the Company; (h) regulation of the Company as a medical device manufacturer and the risk that such regulation will become more complex and onerous to the Company, subjecting it to adverse effects; (i) ongoing healthcare industry reform which is likely to continue to pressure healthcare providers to become more efficient and engage in less capital spending, including spending on information systems such as those offered by the Company;
(j) product liability arising out of such issues as confidentiality of patient records or the failure of the Company's products to provide accurate and timely disclosure of information; (k) substantial dependence upon intellectual property, none of which is patented; (l) the disposition of the Company's suite of financial products to another company which has agreed to assume the Company's obligations under various warranties and service agreements, which could have a material adverse effect on the Company if the acquirer fails to adequately satisfy these obligations; (m) risks and uncertainties of possible business combinations with other parties, including the ability to successfully integrate operations and management; and (n) risks that the proposed transaction with Cerner is not consummated.

EMPLOYEES

         At March 31, 2000, the Company employed 106 persons. Of these employees, 32 were involved in product development, 38 in client services, 11 in sales and marketing and 25 in general administration, clerical and finance. The Company's employees are not represented by a labor union and the Company's management believes that its relationships with its employees are good.

BACKLOG

         The Company sells its products on a purchase order basis, with shipments of "turnkey" systems made shortly after receipt of executed purchase orders. As a result, the level of backlog at any particular time is not necessarily an indication of future results.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities consisting of approximately 32,000 square feet are located in Chesterfield, Missouri, a suburb of St. Louis. The lease expires in May 2004.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to litigation and claims in the ordinary course of business. The Company currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, which individually or in the aggregate is not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No such matters were submitted during the fourth quarter of Company's fiscal year ended March 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following persons constitute the executive officers and other key employees of Company. All executive officers are appointed annually by the Company's Board of Directors.



PERSON                      AGE       OFFICE/POSITION HELD
------                      ---       --------------------
J. Robert Copper            60        Chairman and Chief Executive Officer
                                      (since January 1995, prior to that time
                                      Mr. Copper was a partner in Hales, Copper
                                      & Company which he joined in 1992)

Richard D. Neece            54        President (since August 1997; prior to
                                      that Executive Vice President and Chief
                                      Financial Officer of the Company since
                                      July 1995, from 1991 to 1995, Mr. Neece
                                      served as Executive Vice President -
                                      Finance and Administration for the
                                      Hussmann Corporation)

Russell L. Fortune          52        Executive Vice President, Sales and
                                      Marketing (since April 1999; prior to that
                                      Executive Vice President, International
                                      Sales of the Company since April 1997;
                                      prior to that various sales positions with
                                      the Company since June 1991)

John P. Gilmore             58        Vice President, Controller and Treasurer
                                      (since August 1996; prior to that
                                      Controller of the Company since June


                                      1995, from 1991 to 1995, Mr. Gilmore was
                                      Director, Corporate Planning and Real
                                      Estate Accounting of the Whitman
                                      Corporation)

Anton F. Flieg              46        Vice President, Sales Administration and
                                      C-MAX(R) Product Manager (since July 1998;
                                      prior to that Vice President
                                      Administrative Products of the Company
                                      since May 1997; prior to that Director of
                                      Sales Operations of the Company since
                                      March 1992)

Candice J. Barker           44        Vice President Clinical Products (since
                                      September 1997, prior to that Director of
                                      Systems Development since December 1996;
                                      prior to that Director of Client Services
                                      since October 1995; prior to that Senior
                                      Development Manager of the Company since
                                      October 1994)

John C. Blaile              33        Senior Development Manager (since
                                      September 1997; prior to that Senior
                                      Analyst at BJC Health Systems from May
                                      1997 to August 1997; prior to that Project
                                      Manager at Group Health Plan from May 1995
                                      to April 1997; prior to that Supervisor,
                                      Computer Operations at California
                                      Interactive Computing from June 1991)

Richard M. Mayer            45        Director of Client Services (since March
                                      2000; prior to that Client Services
                                      Manager from October 1997 to March 2000;
                                      prior to that various positions with the
                                      Company in Client Services since April
                                      1994)

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is quoted and traded on the Nasdaq National Market under the symbol CITA. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated, as quoted on Nasdaq.


                                                   High                      Low
Fiscal 2000 Quarter Ended
     June 30, 1999                                 $  3                     $ 1 1/4
     September 30, 1999                               3 1/2                   1 1/2
     December 31, 1999                                3                       1 1/8
     March 31, 2000                                   5 5/8                   1 25/32

                                                   High                      Low
Fiscal 1999 Quarter Ended
     June 30, 1998                                 $  9                     $ 4
     September 30, 1998                               5                       2 1/2
     December 31, 1998                                3                       1
     March 31, 1999                                   4                       1 1/2



         No dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. There were approximately 162 shareholders of record on June 1, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
    Results of Operations

         The following should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

         CITATION Computer Systems, Inc. designs, develops, markets and supports clinical information systems for hospitals, clinics, physicians' groups and emerging Integrated Delivery Networks ("IDN's"). The Company offers a comprehensive suite of products designed using open client/server architecture that meets a broad range of the information systems needs of the healthcare industry. These products integrate patient care processes within the enterprise and throughout the IDN. The Company's systems are modular, scaleable and allow clients to leverage their investments in existing systems. Individual components of the Company's systems can function independently, giving clients the ability to build their system over time and to integrate existing software. CITATION's clinical systems are installed in approximately 300 institutions ranging in size from less than 100 beds to more than 1,000 beds. CITATION markets its products directly in the United States and Canada, as well as through distribution partners in the Asia Pacific area and Latin America.

         In May 2000, the Company announced that it had entered a definitive agreement for a business combination with Cerner Corporation ("Cerner"). Under terms of the agreement, CITATION shareholders will receive 0.153 shares of Cerner stock and $0.51 in cash for each share of CITATION, resulting in the issuance of 598,000 shares of Cerner stock for 90% of CITATION and payment of approximately $2 million for the remaining 10% of the Company. The transaction, which as to the stock portion will be tax-free to CITATION shareholders and which will be accounted for as a purchase by Cerner, is expected to close in the third quarter this calendar year pending CITATION shareholder approval and regulatory approval.

         The Company generates revenues from the sale of information systems and services. System sales consist of software licenses, related hardware, installation and training, and the sale of third-party software. Hardware revenues are generated from sales of third-party manufactured hardware typically sold in conjunction with the Company's software. Service revenue includes maintenance and support services.

         Revenue from systems sales is recognized upon shipment to the client. Revenue related to the installation is recognized as the work is performed. Service revenue is recognized ratably over the term of the contract period.

         Cost of products and services sold includes cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses.

         Research and development expenses include salaries and expenses related to development and documentation of software systems and are reduced by capitalized software development costs. Software development costs are expensed until such time as technological feasibility is established and are capitalized in compliance with Statement of Financial Accounting Standards No. 86.

         Sales and marketing expenses include salaries, commissions, advertising, trade show costs and user group costs related to the sale and marketing of the Company's systems. General and administrative expenses include salaries and expenses for corporate administration, finance, legal, and human resources, as well as profit-sharing, bonuses and insurance.

OTHER NON-RECURRING CHARGES, INCLUDING SALE OF THE FINANCIAL SOFTWARE LINE OF BUSINESS.

         In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Downey, Idaho. This line of business accounted for approximately $1.8 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. Revenues from this line of business in fiscal 1999 were $0.3 million through the date of its sale. The transaction resulted in an aggregate pretax loss of $0.7 million and an after tax loss of approximately $0.4 million, or $0.11 per share. The loss included the write-off of approximately $0.5 million of capitalized software development costs associated with this software and an additional charge of $0.6 million based on management's estimates of the collectibility of certain accounts receivable related to its former financial software line of business. Approximately $0.4 million of the sales price for this line of business is reflected in other accounts receivable on the March 31, 2000 Consolidated Balance Sheet; payment thereof is expected in fiscal year 2001.

         Also in June 1998, the Company announced it was in discussions about a possible business combination with MEDASYS Digital Systems, S.A., a French Company with U.S. offices in Miami and Chicago. On December 9, 1998, the Company and MEDASYS Digital Systems, S.A. agreed to terminate a previously announced Agreement and Plan of Reorganization to combine the two companies. The companies entered into a joint marketing agreement with respect to clinical information systems in the fourth quarter of fiscal 1999. During the fourth quarter of fiscal 1999, the Company recorded a non-operating charge of $0.5 million relative to costs associated with the efforts to achieve a business combination with MEDASYS.

         In the fourth quarter of fiscal 1998 the Company recorded non-recurring pretax charges of approximately $1.0 million related to customer matters regarding discontinued products ($0.8 million) and for non-operating costs related to the strategic review of alternatives following an unsolicited expression of interest in the Company ($0.2 million). See Note 5 of the Notes to Consolidated Financial Statements.

FOURTH QUARTER FISCAL 2000 RESULTS

         The Company reported a net loss for the fourth quarter of fiscal 2000 of $0.1 million, or $0.03 per share. The results from the fourth quarter were negatively impacted by reduced spending by potential customers due to their recent large information systems expenditures related to the Y2K upgrades. Revenues and gross profit for the fourth quarter were $2.6 million and $1.5 million, respectively.

RESULTS OF OPERATIONS

         The following table sets forth, for the period indicated, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues.



                                                                                        Year Ended March 31,
                                                                                        --------------------
                                                                                      2000      1999      1998
                                                                                      ----      ----      ----
Revenues:
System sales                                                                           55.9%     53.8%     49.4%
Service revenue                                                                        44.1      46.2      50.6
                                                                                      -----     -----     -----
Total revenues                                                                        100.0     100.0     100.0

Cost of products and services sold:
Cost of system sales                                                                   37.9      37.9      37.6
Cost of service revenue                                                                10.7      12.0      12.3
                                                                                      -----     -----     -----
Total cost of products and services sold                                               48.6      49.9      49.9

Gross profit                                                                           51.4      50.1      50.1

Research and development                                                               16.7      14.7      19.2
Selling and administrative                                                             32.2      32.3      40.2
Loss on sale of financial systems business and other non-recurring charges               --       4.1       5.0
                                                                                      -----     -----     -----
Total operating expense                                                                48.9      51.1      64.4
                                                                                      -----     -----     -----
Operating income (loss)                                                                 2.5      (1.0)    (14.3)
Other income (expense):
Interest income                                                                         0.2       0.4       0.5
Interest expense                                                                       (0.7)     (0.8)     (1.0)
Other, net                                                                              0.1      (2.8)     (1.2)
                                                                                      -----     -----     -----

Income (loss) before taxes                                                              2.1      (4.2)    (16.0)
Provision (benefit) for income taxes                                                    0.8      (1.6)     (6.1)
                                                                                      -----     -----     -----

Net income (loss)                                                                       1.3%     (2.6)%    (9.9)%
                                                                                      =====     =====     =====



COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2000 TO FISCAL YEAR ENDED MARCH 31, 1999.

REVENUE

         Total revenues decreased 7.5% to $15.0 million in fiscal 2000 from $16.1 million in fiscal 1999, which reflected a 3.2% decrease in system sales and a 12.9% decrease in service revenue. Fiscal 1999 included $0.3 million of revenues from the financial software line of business, which was sold in June 1998.

         Clinical system sales remained at $8.4 million in both fiscal 2000 and 1999. This reflected the caution shown by potential customers in the aftermath of the Y2K upgrades. Clinical system sales represented 55.9% and 51.9% of total revenues in fiscal years 2000 and 1999, respectively.

         Service revenue decreased to $6.6 million in fiscal 2000 from $7.5 million in fiscal 1999. The 11.4% decrease primarily reflected the lack of growth in new system sales and the reduction in renewals of service contracts from existing customers. Service revenue represented 44.1% and 46.2% of total revenues in fiscal years 2000 and 1999, respectively.

COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT

         For fiscal 2000 and 1999, total cost of products and services sold were $7.3 million and $8.0 million, respectively, representing a 9.3% decrease in fiscal 2000. The total cost of products and services sold as a percentage of total revenues was 48.6% in fiscal 2000 and 49.9% in fiscal 1999. The cost of system sales as a percentage of system sales revenue decreased to 67.7% in fiscal 2000 from 70.5% in fiscal 1999 due to the decreased percentage of lower margin hardware sales. The cost of service revenue as a percentage of service revenue decreased to 24.4% in fiscal 2000 from 25.9% in fiscal 1999 due primarily to a decrease in related costs. Software amortization costs of $1.2 million in fiscal 2000 and $1.7 million in fiscal 1999 represented 16.2% and 20.5%, respectively, of total costs of products and services sold for fiscal years 2000 and 1999.

         Due to the foregoing factors, gross profit, as a percentage of total revenues, was 51.4% and 50.1% in fiscal years 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT EXPENSES



                                                                                 Fiscal Year Ended March 31,
                                                                                       (In thousands)
Software Development Expense                                                          2000          1999
----------------------------                                                          ----          ----
Research and development spending                                                  $ 3,350          $ 3,177
Less - software development capitalized                                                851              808
                                                                                   -------          -------
     Total research and development expense                                          2,499            2,369
Amortization of software development costs                                           1,184            1,650
                                                                                   -------          -------
Total software development expenses                                                $ 3,683          $ 4,019
                                                                                   =======          =======

Capitalized Software Development Cost, Net                                            2000          1999
------------------------------------------                                            ----          ----
Beginning of period                                                                $ 1,775          $ 2,880
Research and development capitalized per above                                         851              808
Software acquired (C-RIS(R))*                                                            -              250
                                                                                   -------          -------
                                                                                     2,626            3,938
Write-off - Financial products capitalized software development costs**                  -             (539)
Amortization of software development costs                                          (1,184)          (1,650)
Other adjustments                                                                       13               26
                                                                                   -------          -------
End of period                                                                      $ 1,455          $ 1,775
                                                                                   =======          =======


* Software acquired related to the purchase of the radiology system. See Note 4 of the Consolidated Financial Statements for further information.
** See Note 2 of the Consolidated Financial Statements for further information.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses as a percentage of total revenues decreased to 32.2% in fiscal 2000 from 32.3% in fiscal 1999. Total selling and administrative expenses decreased $0.4 million to $4.8 million. This decrease was primarily due to lower selling and marketing costs and lower administrative costs to support operations.

OTHER OPERATING EXPENSES

         See previous discussion of other non-recurring charges, including sale of the financial software line of business, under caption "-Other non-recurring charges, including sale of the financial software line of business."

OPERATING INCOME (LOSS)

         CITATION recorded operating income of $0.4 million in fiscal 2000 compared to $0.5 million in fiscal 1999, excluding the $0.7 million loss on the sale of financial systems line of business. The change primarily reflected the factors described above. Including the above non-recurring charges, the operating loss was $0.2 million in fiscal 1999.

INCOME TAXES

         The Company's effective income tax rate was 40.0% in fiscal 2000 and the effective income tax benefit rate was 38.0% in fiscal 1999.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE

         Net income increased to $0.2 million in fiscal 2000 from a loss of $0.4 million in fiscal 1999 as a result of the factors noted above. Basic and diluted income per share increased to $0.05 in fiscal 2000 from a loss per share of $0.11 in fiscal 1999.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1999 TO FISCAL YEAR ENDED MARCH 31, 1998.

REVENUE

         Total revenues decreased 3.1% to $16.1 million in fiscal 1999 from $16.6 million in fiscal 1998 which reflects a 5.5% increase in system sales and an 11.5% decrease in service revenue. Results for fiscal 1999 and 1998 included $0.3 million and $1.8 million, respectively, of revenues from the financial software line of business, which was sold in June 1998.

         Clinical system sales increased to $8.4 million in fiscal 1999 from $6.4 million in fiscal 1998. The 31.3% increase in clinical system sales was primarily attributable to the increase in systems orders of the Company's new NT products and the increase in hardware sales in anticipation of Y2K upgrades. Clinical system sales represented 51.9% and 38.5% of total revenues in fiscal years 1999 and 1998, respectively.

         Service revenue decreased to $7.5 million in fiscal 1999 from $8.4 million in fiscal 1998. The 11.5% decrease was primarily due to the sale of the financial software line of business in June 1998. Service revenue represented 46.2% and 50.6% of total revenues in fiscal years 1999 and 1998, respectively.

COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT

         For fiscal 1999 and 1998, total cost of products and services sold were $8.0 million and $8.3 million, respectively, representing a 3.1% decrease in fiscal 1999. The total cost of products and services sold as a percentage of total revenues was 49.9% in both fiscal 1999 and 1998. The cost of system sales as a percentage of system sales revenue decreased to 70.5% in fiscal 1999 from 76.1% in fiscal 1998 due to the increase in higher margin software and services revenue in fiscal 1999. The cost of service revenue as a percentage of service revenue increased to 25.9% in fiscal 1999 from 24.3% in fiscal 1998. Software amortization costs of $1.7 million in fiscal 1999 and $2.1 million in fiscal 1998 represented 20.5% and 25.1%, respectively, of total costs of products and services sold for fiscal years 1999 and 1998.

         Gross profit as a percentage of total revenues was 50.1% in fiscal years 1999 and 1998.

RESEARCH AND DEVELOPMENT EXPENSES


                                                                                 Fiscal Year Ended March 31,
                                                                                        (In thousands)
Software Development Expense                                                        1999              1998
----------------------------                                                       -------         -------
Research and development spending                                                  $ 3,177         $ 4,288
Less - software development capitalized                                                808           1,089
                                                                                   -------         -------
     Total research and development expense                                          2,369           3,199
Amortization of software development costs                                           1,650           2,085
                                                                                   -------         -------
Total software development expenses                                                $ 4,019         $ 5,284
                                                                                   =======         =======

Capitalized Software Development Cost, Net                                          1999              1998
------------------------------------------                                         -------         -------
Beginning of period                                                                $ 2,880         $ 3,876
Research and development capitalized per above                                         808           1,089
Software acquired (C-RIS(R))*                                                          250               -
                                                                                   -------         -------
                                                                                     3,938           4,965
Write-off - Financial products capitalized software development costs**               (539)              -
Amortization of software development costs                                          (1,650)         (2,085)
Other adjustments                                                                       26               -
                                                                                   -------         -------
End of period                                                                      $ 1,775         $ 2,880
                                                                                   =======         =======

* Software acquired related to the purchase of the radiology system. See Note 4 of the Consolidated Financial Statements for further information.
** See Note 2 of the Consolidated Financial Statements for further information.

         The decrease in research and development spending in fiscal 1999 compared to fiscal 1998 was the result of the completion of the development of several Windows NT-based products during fiscal 1998.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses as a percentage of total revenues decreased to 32.3% in fiscal 1999 from 40.2% in fiscal 1998. Total selling and administrative expenses decreased $1.5 million to $5.2 million. This decrease was primarily due to lower personnel costs and lower administrative costs to support operations.

OTHER OPERATING EXPENSES

         See previous discussion of other non-recurring charges, including sale of the financial software line of business, under caption "-Other non-recurring charges, including sale of financial software line of business."

OPERATING LOSS

         CITATION recorded operating income of $0.5 million in fiscal 1999, excluding the $0.7 million loss on the sale of financial systems line of business. The operating loss for fiscal 1998 was $1.6 million, excluding the $0.8 non-recurring costs. The change primarily reflects the factors described above. Including the above non-recurring charges, the operating loss was $0.2 million in fiscal 1999 compared to an operating loss of $2.4 million in fiscal 1998.

INCOME TAXES

         The Company's effective income tax benefit rate was 38.0% in both fiscal 1999 and fiscal 1998.

NET LOSS AND LOSS PER SHARE

         Net loss decreased $1.3 million to $0.4 million in fiscal 1999 from $1.7 million in fiscal 1998 as a result of the factors noted above. Basic and diluted loss per share decreased to $0.11 in fiscal 1999 from $0.43 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flows from operations and borrowing under its line of credit with a bank. At March 31, 2000, the Company had cash and cash equivalents of $0.3 million compared to $0.2 million at March 31, 1999.

         Cash generated by operations was $2.1 million, $1.1 million and $2.6 million in fiscal years 2000, 1999, and 1998, respectively. Net income (loss) plus depreciation, amortization and other non-cash charges was $2.2 million, $2.3 million and $1.3 million in fiscal years 2000, 1999 and 1998, respectively. Changes in operating assets and liabilities (used) generated cash of ($0.1) million, ($1.2) million and $1.3 million in fiscal years 2000, 1999 and 1998, respectively. For the year ended March 31, 2000, the Company used $1.1 million in investing activities (including $0.9 million for capitalized software development and $0.2 million for capital expenditures). Cash used by financing activities was $0.9 million, which included $0.2 million of principal payments and $0.7 million repayments on the line of credit.

         Cash decreased $0.2 million in fiscal 1999. The decrease was primarily due to $1.5 million used in investing activities (for capitalized software, capital expenditures and purchase of the C-RIS(R) system) offset by cash provided by financing activities (approximately $0.1 million of net proceeds from bank borrowings) and operating activities.

         Cash decreased $0.1 million in fiscal 1998. The decrease was primarily due to $1.5 million used in investing activities (for capital expenditures and software development costs) and $1.1 million of principal payments on long-term debt offset substantially by cash provided by operations.

         At March 31, 2000, the Company had a line of credit agreement with a bank. The line of credit allows the Company to borrow up to $4.0 million through June 1, 2001 with interest at the bank's prime rate (9.0% at March 31, 2000). The line of credit and term notes (approximately $0.8 million outstanding at March 31, 2000) are secured by the Company's accounts receivable, inventory and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers as of March 31, 2000. There were borrowings of $0.5 million outstanding under the line of credit agreement as of March 31, 2000 ($3.5 million of additional borrowings were available), which have been classified as long-term in the March 31, 2000 Consolidated Balance Sheet.

         The Company has provided extended payment terms for software sold to its distributor in Singapore. Collection of the receivable is ultimately dependent on the distributor's cash flows. The Company believes that this receivable, which is classified as long-term, is fully collectible.

         The Company's current commitments consist primarily of operating lease obligations aggregating $2.2 million over the next five years. The operating leases consist primarily of the Company's office lease in St. Louis, Missouri, which expires in May 2004.

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

INFLATION AND CHANGING PRICES

         The Company believes inflation has not had a material effect on the Company's operations or its financial condition.

NEW ACCOUNTING STANDARDS

         During fiscal 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 did not materially impact the financial position or results of operations of the Company.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 established accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is continuing to evaluate the provisions of FAS 133 to determine its impact on the Company's financial position and results of operations, although the Company does not generally enter into transactions involving derivative instruments.

         In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for transactions entered into in fiscal years beginning after March 15, 2000. SAB 101 provides a summary of the general application of generally accepted accounting principles to revenue recognition in the financial statements along with interpretations of applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently evaluating the provisions of SAB 101 to determine any impact on financial position and results of operations.

YEAR 2000 ISSUE

         To date, the Company is not aware of any significant problems regarding Year 2000 issues. However, there is no assurance that, in the future, problems will not develop in the Company's systems or products.

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

MARKET RISK

         In the ordinary course of business, the Company is exposed to interest rate risks for borrowings under its bank line of credit. The Company currently has elected not to hedge its risks relating to this floating rate debt. The Company does not enter into derivative financial instruments for trading purposes.

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

         For further discussion of risk factors, please refer to page 8 of the Company's Form 10-KSB Annual Report for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

         On May 15, 2000, the Company announced the signing of a definitive agreement for a business combination with Cerner Corporation, investors and security holders are urged to read the Proxy

Statement/Registration Statement on Form S-4, to be filed by Cerner and CITATION, which will contain or incorporate by reference such documents relating to and other important information regarding the merger. This document and amendments to this document will be filed with the U.S. Securities and Exchange Commission. When this and other documents are filed with the SEC, they may be obtained free at the SEC's website at www.sec.gov. You may also obtain this document for free (when available) from CITATION by directing your request to Investor Relations at (314) 579-7900 or by fax at (314) 579-7990.

         ITEM 7.  SELECTED CONSOLIDATED FINANCIAL DATA

                  We derived the information below from the audited consolidated financial statements of CITATION for its fiscal years 2000, 1999, 1998, 1997 and 1996.



                                                                                 FISCAL YEAR
                                                   ---------------------------------------------------------------------------------

                                                      2000            1999             1998            1997            1996
                                                      ----            ----             ----            ----            ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
   Revenues                                          $14,996          $16,128         $16,640         $22,005          $25,051
   Gross profit                                        7,702            8,084           8,340          11,355           13,981
   Research and development expenses                   2,500            2,369           3,199           3,268            1,672
   Selling and administrative expenses                 4,829            5,207           6,686           8,515            8,711
   Restructuring costs and other
     non-recurring charges(1)(2)                           -                -             832           4,299                -
   Office consolidation and relocation
     expenses (4)                                          -                -               -               -            1,380
   Loss on sale of financial system business
     (1)                                                   -              663               -               -                -
   Operating income (loss)                               373             (155)         (2,377)         (4,727)           2,218
   Other income (expense) - net(1)(3)                    (58)            (514)           (290)           (553)              95
   Income (loss) before taxes                            315             (669)         (2,667)         (5,280)           2,313
   Net income (loss)                                 $   189          $  (415)        $(1,653)        $(3,274)         $ 1,412
   Earnings (loss) per share - basic and
     diluted                                         $   .05          $  (.11)        $  (.43)        $  (.87)         $   .38
   Weighted average shares outstanding
     basic                                             3,858            3,823           3,810           3,773            3,727
     diluted                                           3,889            3,823           3,810           3,773            3,751

                                                   MARCH 31,         MARCH 31,       MARCH 31,       MARCH 31,        MARCH 31,
                                                      2000             1999             1998            1997            1996
                                                      ----             ----             ----            ----            ----
Balance Sheet Data:
   Working capital                                   $ 4,115         $  3,796         $ 2,940         $ 5,152          $ 7,908
   Total assets                                       12,071           13,878          14,312          17,338           21,257
   Long-term debt                                        622            1,491           1,379           2,401              450
   Shareholders' equity                              $ 8,083         $  7,818         $ 8,147         $ 9,809          $12,614

(1) See notes 2, 3, and 5 to the Consolidated Financial Statements for information on fiscal year 2000, 1999 and 1998 charges.
(2) During fiscal 1997 the Company sold its United Kingdom operation and recorded a pretax charge of $4,299
(3) During fiscal 1997 the Company recorded a pretax charge of $542 for costs related to a proposed Secondary Offering of shares of common stock, which was not completed.
(4) During fiscal 1996 the Company consolidated its operations into its St. Louis, Missouri headquarters and recorded a pretax charge of $1,380 for related costs.

FINANCIAL STATEMENTS

Consolidated Balance Sheet
(Thousands, except share amounts)

                                                                                               March 31,
                                                                                           2000         1999
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $    295     $    204
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $186 and
       $212, respectively                                                                 5,900        6,857
     Other (Note 2)                                                                         456          445
   Inventories (Note 8)                                                                     327          348
   Prepaid expenses and other current assets                                                423          369
   Deferred tax assets (Note 10)                                                             80          142
                                                                                       --------     --------

     Total current assets                                                                 7,481        8,365
                                                                                       --------     --------
Software development costs, net of accumulated amortization of
     $13,551 and $12,367 respectively (Note 1)                                            1,455        1,775
                                                                                       --------     --------
Property and equipment:
   Furniture and fixtures                                                                   843          843
   Hardware and shop equipment                                                            3,322        3,091
   Leasehold improvements                                                                   120          120
   Vehicles                                                                                  37           37
                                                                                       --------     --------
                                                                                          4,322        4,091

   Less - accumulated depreciation and amortization                                      (3,801)      (3,392)
                                                                                       --------     --------
     Net property and equipment                                                             521          699
                                                                                       --------     --------

Long-term deferred tax assets (Note 10)                                                     910        1,104
Other assets (Note 6)                                                                     1,704        1,935
                                                                                       --------     --------
                                                                                          2,614        3,039
                                                                                       --------     --------

Total assets                                                                           $ 12,071     $ 13,878
                                                                                       ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

(Thousands, except share amounts)

                                                                                                 March 31,
                                                                                            2000         1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt (Note 9)                                         $    197     $    239
     Accounts payable                                                                        271        1,223
     Customer deposits                                                                       149          236
     Accrued commissions                                                                      66          139
     Other accrued liabilities                                                               181          211
     Deferred service revenue                                                              2,502        2,521
                                                                                        --------     --------

       Total current liabilities                                                           3,366        4,569

Long-term debt (Note 9)                                                                      622        1,491
                                                                                        --------     --------
                                                                                           3,988        6,060
                                                                                        --------     --------
Commitments and contingencies (Notes 7, 13 and 14)
Shareholders' Equity (Notes 1 and 11):
Preferred stock; par value $.01 per share; 5,000,000 shares
     authorized; no shares issued and outstanding
Common stock; par value $.10 per share; 10,000,000 shares
     authorized; 3,876,655 and 3,838,344 shares issued and outstanding,
     respectively                                                                            388          384
   Paid-in capital                                                                         6,668        6,596
   Retained earnings                                                                       1,027          838
                                                                                        --------     --------

                                                                                           8,083        7,818
                                                                                        --------     --------

Total liabilities and shareholders' equity                                              $ 12,071     $ 13,878
                                                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Operations
(Thousands, except per share amounts)

                                                                                              Year Ended March 31,
                                                                                       2000          1999           1998
Net system sales and service revenue:
   System sales                                                                      $ 8,387       $ 8,669        $  8,214
   Service revenue                                                                     6,609         7,459           8,426
                                                                                     -------       -------        --------
                                                                                      14,996        16,128          16,640
                                                                                     -------       -------        --------
Cost of products and services sold:
   System sales                                                                        5,679         6,110           6,252
   Service revenue                                                                     1,615         1,934           2,048
                                                                                     -------       -------        --------
                                                                                       7,294         8,044           8,300
                                                                                     -------       -------        --------

     Gross profit                                                                      7,702         8,084           8,340

Research and development expense                                                       2,500         2,369           3,199
Selling and administrative expenses                                                    4,829         5,207           6,686
Loss on sale of financial systems business and other
non-recurring charges (Notes 2 and 5)                                                      -           663             832
                                                                                     -------       -------        --------

     Operating income (loss)                                                             373          (155)         (2,377)
                                                                                     -------       -------        --------
Other income (expense):
   Interest income                                                                        29            65              78
   Interest expense                                                                     (102)         (126)           (168)
   MEDASYS merger-related expenses (Note 3)                                                -          (495)              -
   Other non-operating expenses (Note 5)                                                   -             -            (158)
   Other, net                                                                             15            42             (42)
                                                                                     -------       -------        --------
                                                                                         (58)         (514)           (290)
                                                                                     -------       -------        --------

Income (loss) before income taxes                                                        315          (669)         (2,667)
Provision (benefit) for income taxes (Note 10)                                           126          (254)         (1,014)
                                                                                     -------       -------        --------

     Net income (loss)                                                               $   189       $  (415)       $ (1,653)
                                                                                     =======       =======        ========
Earnings per common and common equivalent share (Note 10):
Basic and diluted:
     Income (loss) per share                                                         $  0.05       $ (0.11)       $  (0.43)
                                                                                     =======       =======        ========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders' Equity
(Thousands)

                                                                                             Equity
                                                                                           Adjustment
                                                  Common Stock                            From Foreign
                                                Par        Paid-In        Retained          Currency
                                               Value       Capital        Earnings         Translation       Total
Balance, March 31, 1997                       $   380      $ 6,449       $  2,906             $   74        $ 9,809
   Sale of common stock
     pursuant to exercise of
     stock options and warrants                     -            2              -                  -              2
Issuance of common stock
     to Directors (Note 1)                          -           12              -                  -             12
Issuance of common stock
     for 401K company-matching
     contributions                                  1           50              -                  -             51
Foreign currency translation
     adjustment                                     -            -              -                (74)           (74)
Net loss                                            -            -         (1,653)                 -         (1,653)
                                              -------      -------       --------             ------        -------

Balance, March 31, 1998                           381        6,513          1,253                  -          8,147
Issuance of common stock
     to Directors (Note 1)                          2           46              -                  -             48
Issuance of common stock
     for 401K company-matching
     contributions                                  1           37              -                  -             38
Net loss                                            -            -           (415)                 -           (415)
                                              -------      -------       --------             ------        -------

Balance, March 31, 1999                           384        6,596            838                  -          7,818
Issuance of common stock
     to Directors (Note 1)                          2           34              -                  -             36
Issuance of common stock for
     401K company-matching
     contributions                                  2           38              -                  -             40
Net income                                          -            -            189                  -            189
                                              -------      -------       --------             ------        -------

Balance March 31, 2000                        $   388      $ 6,668       $  1,027             $    -        $ 8,083
                                              =======      =======       ========             ======        =======


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows
(Thousands)

                                                                                                Year Ended March 31,
                                                                                         2000          1999            1998
Cash flows from operating activities:
   Net income (loss)                                                                 $   189       $  (415)        $(1,653)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Depreciation and amortization of property and equipment                               410           590             657
   Amortization of software development costs                                          1,184         1,650           2,085
   Amortization of other assets                                                          103           180             181
   Deferred income taxes                                                                 256          (254)         (1,014)
   Non-cash write off of financial products software and
     other non-recurring charges                                                           -           539             943
   Non-cash 401K matching contribution                                                    40            38              51
   Non-cash issuance of common stock to Directors                                         36            48              12
Changes in current assets and liabilities:
   Decrease (increase) in accounts receivable, net                                       946          (838)             64
   Decrease (increase) in inventories                                                     21            88             (19)
   Decrease (increase) in prepaid expenses and other assets                              (54)         (370)          1,331
   Decrease in accounts payable                                                         (952)         (200)           (238)
   Increase (decrease) in customer deposits                                              (87)         (177)             78
   Increase (decrease) in other accrued liabilities                                     (103)           16              (6)
   Increase (decrease) in deferred service revenues                                      (19)          143              92
Other                                                                                    128            88               -
                                                                                     -------       -------         -------

Net cash provided by operating activities                                            $ 2,098       $ 1,126         $ 2,564
                                                                                     -------       -------         -------



The accompanying notes are an integral part of the consolidated financial statements.

(Thousands)


                                                                                              Year ended March 31,
                                                                                        2000          1999           1998
Cash flows from investing activities:
Capital expenditures                                                                 $  (232)      $  (371)       $   (345)
Software development costs                                                              (864)         (834)         (1,089)
Purchase of C-RIS(R)system                                                                 .          (250)              .
                                                                                     -------       -------        --------

     Net cash used in investing activities                                            (1,096)       (1,455)         (1,434)
                                                                                     -------       -------        --------
Cash flows from financing activities:
Principal payments on long-term debt                                                    (911)         (421)         (1,149)
Proceeds from long-term debt                                                               -           534               -
Proceeds from sale of common stock pursuant
     to exercise of stock options and warrants                                             -             -               2
                                                                                     -------       -------        --------

     Net cash provided (used) by financing activities                                   (911)          113          (1,147)
                                                                                     -------       -------        --------

Effect of exchange rate changes on cash                                                    -             -             (74)
                                                                                     -------       -------        --------

Net increase (decrease) in cash and cash equivalents                                      91          (216)            (91)
Cash and cash equivalents, beginning of year                                             204           420             511
                                                                                     -------       -------        --------

Cash and cash equivalents, end of year                                               $   295       $   204        $    420
                                                                                     =======       =======        ========


For the years ended March 31, 2000, 1999, and 1998 the Company paid interest of $102, $126, and $168, respectively, and received refunds of income taxes of $0, $59, and $646, respectively.



The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Thousands unless otherwise indicated, except shares and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The policies utilized by CITATION Computer Systems, Inc. ("Company") in the preparation of the consolidated financial statements conform to United States generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

The significant accounting policies followed by the Company are described below:

OPERATIONS

CITATION designs, develops, markets and supports clinical information systems for hospitals, clinics, physicians' groups and emerging Integrated Delivery Networks ("IDN's"). The Company offers a comprehensive suite of products designed using open client/server architecture that meets a broad range of the information systems needs of the healthcare industry.

INVENTORIES

Inventories are valued at the lower of cost, determined on the first in, first out basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed currently. When property is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is credited or charged to income.

The Company provides for depreciation of property and equipment by charging against earnings amounts sufficient to amortize the cost of the properties over the estimated useful lives generally using straight-line methods. The estimated useful life of the assets are as follows:

         Vehicles, furniture, fixtures and equipment ...... 3 to 10 years
         Leasehold improvements ....... Remaining life of the lease

REVENUE RECOGNITION

Clinical information system sales contracts are negotiated separately and generally include the licensing of the Company's clinical information system software, project-related services associated with the installation of the systems and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the performance criteria set forth in the contracts.

Revenue from the sale of computer systems is recognized upon shipment to the customer. Revenue related to the installation of computer systems is recognized as the work is performed. Costs and expenses related to installation of the computer equipment and software system, training customer personnel, and provision for warranties offered are recorded as cost of sales when the related revenue is recognized.

Revenue from the sale of additional hardware and additional software is recognized upon shipment. Costs and expenses associated with the sale of additional hardware and software are recorded when the related revenue is recognized. Revenue related to sales of product warranties and maintenance service contracts is recognized ratably over the term of the contract period. Sales returns are treated as reductions to net system sales and service revenues.

COST OF SALES

For purposes of estimating the cost of sales related to service revenue, the Company includes all of its customer service expenses plus an allocation of certain other overhead expenses based upon estimates made by management.

SOFTWARE DEVELOPMENT COSTS

Certain costs incurred in developing software products are capitalized and amortized on a product-by-product basis using the greater of the ratio that current gross revenues for a product bear to the current and anticipated future gross revenues for that product or the straight-line method over the estimated three to five-year economic life of the products. The costs consist of salaries, computer expenses and other overhead costs directly related to the development and/or major enhancement of software products. Such costs are capitalized, to the extent they are recoverable through future sales, from the time the product's technological feasibility is established up to its general release to customers. Costs incurred before or after this period are expensed as incurred.

IMPAIRMENT OF ASSETS

The Company reviews long-lived assets to assess recoverability from future operations using expected undiscounted future cash flows whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Such temporary differences result primarily from using different methods to accrue certain expenses and to calculate capitalization of software development costs for financial and tax reporting purposes. Deferred tax (benefit) expense represents the change in the deferred tax asset or liability for the reporting period.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted earnings per share reflect potential dilutive common shares subject to stock options. The dilutive potential common share arising from the effect of outstanding stock options are computed using the treasury stock method, if dilutive. The Company adopted FAS 128 effective with the beginning of its fiscal 1998 third quarter, and retroactively restated all prior years' earnings per share information.

Reconciliation of the number of shares used in computing basic and dilutive earnings (loss) per common and common equivalent share is as follows:

                                                                               Year ended March 31,
                                                                  2000                  1999                 1998
Basic                                                           3,858,303             3,823,361            3,806,536
Effect of dilutive securities - stock options                      30,997                     -                    -
                                                                ---------             ---------            ---------
Diluted                                                         3,889,300             3,823,361            3,806,536
                                                                =========             =========            =========


FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximate book value at March 31, 2000, based on terms currently available to the Company in financial markets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments, such as money-market accounts with an original maturity of three months or less.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

DIRECTORS' FEES

During the year ended March 31, 1995, the Company adopted the Directors Common Share Plan (Directors' Plan) whereby certain non-employee members of the Board of Directors (Directors) may receive all or a portion of the Directors' fees in the form of Company common stock in lieu of cash. During the years ended March 31, 2000, 1999, and 1998, 18,000, 15,672, and 1,600 shares of common stock valued at approximately $36, $48, and $12, respectively, were issued to such Directors under the Directors Plan.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), establishes standards for the reporting and presentation of comprehensive income and its components in a complete set of general-purpose financial statements. Comprehensive income represents net income (loss) plus certain items that are charged directly to shareholders' equity. The Company adopted FAS 130 for the year ended March 31, 1999. Given the sale of the Company's foreign operations in fiscal 1997, the Company has no other comprehensive income items and the adoption of FAS 130 had no effect on the accompanying financial statement presentation.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 established accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is continuing to evaluate the provisions of FAS 133 to determine its impact on the Company's financial position and results of operations, although the Company does not generally enter into transactions involving derivative instruments.

In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for transactions entered into in fiscal years beginning after March 15, 2000. SAB 101 provides a summary of the general application of generally accepted accounting principles to revenue recognition in the financial statements along with interpretations of applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently evaluating the provisions of SAB 101 to determine any impact on financial position and results of operations.

2.   SALE OF FINANCIAL SOFTWARE LINE OF BUSINESS
In June 1998, the Company sold the financial software line of business, including its accounts receivable, patient billing, general ledger, accounts payable, fixed assets, inventory control, medical records abstracting and registration software modules to Sterling Systems based in Downey, Idaho. This line of business accounted for approximately $1.8 million of revenue and contributed a pretax loss of $0.2 million in fiscal 1998. Revenues from this line of business in fiscal 1999 were $0.3 million through the date of its sale. The transaction resulted in an aggregate pretax loss of $0.7 million and an after tax loss of approximately $0.4 million, or $0.11 per share. The loss included the write-off of approximately $0.5 million of capitalized software development costs associated with this software and an additional charge of $0.6 million based on management's estimates of the collectibility of certain accounts receivable related to its former financial software line of business, which were retained by the Company. Approximately $0.4 million of the sales price for this line of business is reflected in other accounts receivable on the March 31, 2000 Consolidated Balance Sheet; payment thereof is expected in fiscal year 2001.

3.   TERMINATION OF POSSIBLE BUSINESS COMBINATION
On September 15, 1998, the Company, MEDASYS Digital Systems, S.A., certain shareholders of the Company and certain shareholders of MEDASYS entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). On December 9, 1998, the Reorganization Agreement was terminated by the parties. However, the companies continued to explore other strategic opportunities and entered a joint marketing agreement related to clinical information systems in the fourth quarter of fiscal 1999. During the fourth quarter of fiscal 1999, a non-operating charge of $495 was recorded related to costs

(primarily legal, accounting and investment advisory in nature) associated with the MEDASYS business combination discussions.

4.   ACQUIRED C-RIS(R) RADIOLOGY INFORMATION SYSTEM SOFTWARE
During the fourth quarter of fiscal 1999, the Company agreed to purchase its C-RIS(R) radiology information system software from Irish Medical Systems ("IMS") for $250. The Company previously held the exclusive North American distribution rights for C-RIS(R), which was developed by IMS under CITATION's specifications and first introduced to the market in 1997. The Company financed this purchase with proceeds from bank debt.

5.   OTHER NON-RECURRING CHARGES
During the fourth quarter of fiscal 1998, the Company recorded non-recurring, pretax charges of $832 for costs primarily related to customer matters regarding discontinued products and $158 for non-operating costs related to the strategic review of alternatives following an unsolicited expression of interest in the Company. Cash payments during fiscal 1998 with respect to such charges were approximately $60. Remaining additional payments totaling approximately $62 were paid in fiscal 1999.

6.   LONG-TERM ACCOUNTS RECEIVABLE
The Company has provided extended payment terms for software sold to its distributor in Singapore. Collection of the receivable is ultimately dependent on the distributor's cash flows. The Company believes that this receivable, which approximated $1.4 million and $1.6 million at March 31, 2000 and March 31, 1999 respectively, and is classified as long-term, is fully collectible.

7.   CONCENTRATION OF CREDIT RISK
The Company generates revenue primarily through sales to the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at March 31, 2000 and 1999 are from healthcare institutions in the United States, and a healthcare information systems integrator based in Singapore, which may be similarly affected by changes in economic, regulatory or other conditions.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations.

8.   INVENTORIES
Inventories consist of the following:

                                                         March 31,
                                                    2000          1999

Hardware and third party software                   $ 129        $ 143
Field service equipment                               198          205
                                                    -----        -----
                                                    $ 327        $ 348
                                                    =====        =====

9.   LONG-TERM DEBT
Long-term debt consists of the following:

                                                                                              March 31,
                                                                                         2000         1999
Bank notes payable due in monthly payments of principal and interest
   through March, 2002; interest payable at 8% to 8.5%                                  $  319       $  563

   Borrowings under bank line of credit, interest payable at prime
     (9.0% at March 31, 2000)                                                              500        1,167
                                                                                        ------       ------
Total debt                                                                                 819        1,730
Less - current portion                                                                     197          239
                                                                                        ------       ------

Total long-term debt                                                                    $  622       $1,491
                                                                                        ======       ======

The line of credit with a bank allows the Company to borrow up to $4,000 through June 1, 2001. At March 31, 2000, $3,500 was available under the line of credit.

The line of credit and the notes payable to banks are secured by the Company's accounts receivable, inventory, equipment, and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at March 31, 2000.


The aggregate maturities of long-term debt are as follows:

                                                Year Ended
                                                 March 31,
                                                   2001             197
                                                   2002             622
                                                                   ----
                                                                   $819


10.  INCOME TAXES
The components of the provision (benefit) for income taxes are as follows:

                                                                          Year ended March 31,
                                                                 2000            1999              1998
Current:
     Federal                                                    $    -          $    -           $     -
     State                                                           -               -                 -
                                                                ------          ------           -------
                                                                     -               -                 -
                                                                ------          ------           -------
Deferred:
     Federal                                                        94            (217)             (857)
     State                                                          32             (37)             (157)
                                                                ------          ------           -------
                                                                   126            (254)           (1,014)
                                                                ------          ------           -------
                                                                $  126          $ (254)          $(1,014)
                                                                ======          ======           =======

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate (34%) as follows:

                                                                             Year ended March 31,
                                                                    2000              1999           1998
Income tax provision (benefit) at the statutory rate              $ 107             $ (227)       $  (907)
Increases:
    State income taxes, net                                          21                (24)          (103)
     Other, net                                                      (2)                (3)            (4)
                                                                  -----             ------        -------

                                                                  $ 126             $ (254)       $(1,014)
                                                                  =====             ======        =======


Deferred tax assets and liabilities at March 31, 2000 and 1999, are comprised of the following temporary differences:

                                                                                         March 31,
                                                                                    2000          1999
Current deferred tax assets (liabilities):
     Accrued liabilities                                                           $  46          $ 71
     Allowance for doubtful accounts                                                  74            85
     Other, net                                                                      (40)          (14)
                                                                                   -----          ----
     Net current deferred tax asset                                                $  80          $142
                                                                                   =====          ====

                                                                                         March 31,
                                                                                   2000             1999
Long-term deferred tax assets (liabilities):
   Capitalized software development
     costs                                                                      $  (259)         $  (387)
   Depreciation                                                                      41               85
   State taxes                                                                      (42)             (53)
   Tax credit carry forward                                                          90               90
   Net operating loss carry forward                                               1,080            1,369
                                                                                -------          -------
Net long-term deferred tax asset                                                $   910          $ 1,104
                                                                                =======          =======


At March 31, 2000, the Company had Federal net operating loss carryforwards of approximately $2,735, which expire between 2012 and 2013. Company management has determined that based on expected future operating plans and tax planning strategies available to the Company, the net operating loss carryforwards at March 31, 2000 will be utilized to offset future taxes. Therefore, no valuation allowance related to the net operating loss carryforwards has been recorded at March 31, 2000.

11.  STOCK OPTIONS AND WARRANTS
The Company has an Employee Incentive Stock Option Plan which provides for the issuance of up to 348,347 stock options to executive officers or other key employees of the Company.

The Company's incentive stock option plan allows participation, with certain restrictions, by all full-time employees with at least one year of service. Options granted allow employees to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of the grant. Options, which have been granted under the plan, are exercisable during the employment of the grantee at specified time intervals. Outstanding options expire between 2004 and 2009.

In addition, the Company in August 1999 approved a Directors Stock Option Plan as amended, which provides for the issuance of up to 400,000 stock options to members of the Company's Board of Directors. Stock options in the amount of 60,000 shares have been granted to the Directors.

Stock option transactions (number of shares) are summarized below:

                                                                     Year Ended March 31,
                                                                2000                1999                1998
Shares under option,
    beginning of period                                      330,333             346,333            300,333
Stock options granted at an exercise price
    of $1.00                                                       -               9,000                  -
Stock options granted at an exercise price
    of $3.0625                                                     -               1,000                  -
Stock options granted at an exercise price
    of $1.875                                                 25,000                   -                  -
Stock options granted at an exercise price
    of $7.00                                                       -                   -              7,000
Stock options forfeited                                       (3,500)            (15,000)            (1,500)
Non-qualified stock options granted at
    an exercise price of $1.625                              100,000                   -                  -
Non-qualified stock options granted at
    an exercise price of $1.938                               60,000                   -                  -
Non-qualified stock options granted at
    an exercise price of $7.24 to $9.125                           -                   -             41,000
Non-qualified stock options forfeited                        (31,333)            (11,000)                 -
Stock options exercised at $4.50                                   -                   -               (500)

Shares under option, end of period                           480,500             330,333            346,333



The following table summarizes information for options currently outstanding at March 31, 2000:

                                                                     Weighted Average
                     Exercise                          Number           Remaining
                       Price                         Outstanding    Contractual Life
                       -----                         -----------    ----------------
                       $1.00 - $3.0625                 195,000           10   years
                        4.50  -  5.00                  168,500            5
                        6.13  -  7.00                   25,000            7
                        8.88  -  9.13                   12,000            8
                                14.25                   80,000            6
                                                       -------
                                                       480,500
                                                       =======


The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25). Under APB 25, the "intrinsic value based method" specifies that no compensation expense is recognized if employee stock options are granted with an exercise price equal to or higher than the market value of the stock price on the date of the grant.

At March 31, 2000, options to purchase 381,898 shares were exercisable. During the years ended March 31, 2001 and 2002, options to purchase an additional 41,936 and 28,335 shares, respectively, will become exercisable. Options to purchase 220,681 shares were available for grant under the 1992 Employee Incentive Stock Option Plan at March 31, 2000.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of the grant. However, FAS 123 allows companies to continue to apply the "intrinsic value based method" set forth in APB 25 for employee stock option grants. Had compensation costs for the Company's employee stock option plan been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income (loss) and net income (loss) per share would have decreased (increased) as shown below. In accordance with the adoption methodology prescribed by FAS 123, the pro forma results shown below reflect only the impact of employee stock options granted during the years ended March 31, 2000 and 1999. Because future employee stock options may be granted, the pro forma impact for fiscal 2000 and fiscal 1999 is not necessarily indicative of the impact in future years.

                                                                                        2000          1999
Net income (loss)
     As reported                                                                       $ 189         $ (415)
     Pro forma                                                                            56           (426)
Income (loss) per share
     As reported                                                                       $0.05         $(0.11)
     Pro forma                                                                          0.01          (0.11)


The fair value of the options granted is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                                                     2000             1999
Risk-free interest rate                                                           5.8% - 6.0%     4.4% - 5.3%
Expected volatility                                                                       80%             77%
Estimated lives of options (in years)                                                    5.0             5.0
Expected dividend yield                                                                    0%              0%

The weighted average fair value of options granted during the fiscal years ended March 31, 2000 and 1999 was $1.20 and $1.89, respectively.

12.  PROFIT AND SAVINGS INCENTIVE PLANS
CITATION maintains a Retirement Savings Plan for the benefit of substantially all CITATION employees. Employee contributions may range from 1% to 15% of compensation, subject to limits prescribed by the Internal Revenue Code. CITATION matches a discretionary percentage of an employee's contribution, up to 6% of the employee's compensation.

For the plan year ended December 31, 1999 and 1998, the matching contribution was 25% of employee contributions, and was paid in the form of Company stock. It is the Company's current intention to continue to make the matching contribution in the form of Company stock. Employees are immediately 100% vested as to employee contributions and are vested as to employer contributions at the rate of 20% per year, beginning in the second year of service.

For the years ended March 31, 2000, 1999, and 1998, the Company recorded expense of approximately $37, $38, and $51, respectively, relating to this plan.

13.  LEASES
The Company leases its office and warehouse facilities and certain office equipment. The lease terms are generally for two to five years. Rental expense under operating leases for the years ended March 31, 2000, 1999, and 1998, was approximately $555, $549, and $551, respectively. Future minimum lease payments under non-cancelable operating leases are as follows:


                  Year Ended March 31,
                         2001                                        $ 517
                         2002                                          516
                         2003                                          516
                         2004                                          516
                         2005                                          159
                      Thereafter                                         7
                                                                   -------
                                                                   $ 2,231
                                                                   =======


14.  COMMITMENTS AND CONTINGENCIES
The Company from time to time is a party to certain lawsuits in the ordinary course of business. Management does not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                  Basic and diluted
                                                                                                   earnings (loss)
                              Net sales               Gross profit          Net income (loss)         per share2

                          2000        1999        2000         1999         2000        1999        2000        1999
1st quarter            $ 4,328     $ 3,414      $2,128        $1,701       $144       $(130)1    $ .04         $(.03)1
2nd quarter              4,322       4,106       1,995         2,290        101         172        .03           .05
3rd quarter              3,709       3,976       2,090         2,145         66         194        .02           .05
4th quarter              2,637       4,632       1,489         1,948       (122)       (651)1     (.03)         (.17)1
                       -------     -------      ------        ------       ----       -----
Total                  $14,996     $16,128      $7,702        $8,084       $189       $(415)
                       =======     =======      ======        ======       ====       =====


(1) See Notes 2 and 3 regarding the sale of the financial products and termination of proposed business combination in the first and fourth quarters of fiscal 1999.
(2) The annual earnings per share amount does not agree to the sum of the quarters as a result of changes in the market prices of the Company's common stock and the application of the treasury stock method.


16.  SUBSEQUENT EVENT

In May 2000, the Company announced that it had entered a definitive agreement for a business combination with Cerner Corporation ("Cerner"). Under terms of the agreement, CITATION shareholders will receive 0.153 shares of Cerner stock and $0.51 in cash for each share of CITATION, resulting in the issuance of 598,000 shares of Cerner stock for 90% of CITATION and payment of approximately $2 million for the remaining 10% of the Company. The transaction, which as to the stock portion will be tax-free to CITATION shareholders and which will be accounted for as a purchase by Cerner, is expected to close in the third quarter this calendar year pending CITATION shareholder approval and regulatory approval.

Statement of Management's Responsibility For Financial Reporting
The accompanying consolidated financial statements of CITATION Computer Systems, Inc. have been prepared by management, who are responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. The system of internal control includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's fiscal 2000 consolidated financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

The Board of Directors pursues its responsibility for the Company's financial reporting through its Audit Committee, which is composed of outside Directors. The Audit Committee meets periodically with the independent accountants, with or without the presence of management representatives, to discuss the results of their work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

J. Robert Copper                          Richard D. Neece      John P. Gilmore
Chairman and Chief Executive Officer      President             Vice President
                                                                and Controller


Report of Independent Accountants
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CITATION COMPUTER SYSTEMS, INC.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of CITATION Computer Systems, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
St. Louis, Missouri
May 10, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's executive officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended March 31, 2000, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with by such officers, directors and beneficial owners.

         FRED L. BROWN, 59, has been a director of the Company since February 1993. Mr. Brown is the 2000 immediate past Chairman of the American Hospital Association and Vice Chairman of BJC Health System, headquartered in St. Louis, Missouri. Mr. Brown served as BJC's principal architect and first President and Chief Executive Officer.

         LARRY D. MARCUS, 51, has been a Director of the Company since September 1996. From September 1989 until May 1996, Mr. Marcus served as Chief Financial Officer of River City Broadcasting, L.P. Currently, Mr. Marcus is President and CEO of Peak Media LLC, an owner/operator of television stations. He is also a broadcast consultant for TV and radio. Mr. Marcus serves on the Board of Directors of Radio One Inc., a publicly-held operator of radio stations serving the African American community. He is also a director of Better Communications, Inc., owner of two television stations in Indiana.

         JAMES F. O'DONNELL, 52, was elected a Director of the Company in 1994. Mr. O'Donnell is Chairman and Chief Executive Officer, Capital for Business, Inc., CFB Venture Fund I, Inc., and CFB Partners, Inc. (General Partner of CFB Venture Fund II, L.P.), and has served in that capacity since 1987. Capital For Business is the investment manager of a series of federally licensed SBIC venture funds and private equity funds.

         DAVID T. PIERONI, 55, has been a Director of the Company since August 1991. Mr. Pieroni formed Pieroni Management Counselors, Inc., a management consulting company, in 1990 and served as President from 1990 to 1991, and again became active in its affairs in 1995. From 1991 to 1995, Mr. Pieroni was President of Spencer & Spencer Systems, Inc. In 1995 Mr. Pieroni joined the Farris Group and was President of the Farris Group in 1996 and part of 1997. From January 1996 until September 1996, Mr. Pieroni also served as Corporate Development Officer for Lasersignt, Inc. Mr. Pieroni continues to serve as a Director of Lasersight, Inc. From 1977 to 1990, Mr. Pieroni was a principal at a predecessor of Ernst & Young, LLP, working in their health care and management consulting practice.

ITEM 10.      EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

              The following table sets forth the compensation of the Company's Chief Executive Officer and each other executive officer whose base salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2000:




                                            SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                               ANNUAL COMPENSATION                  COMPENSATION
                                   -------------------------------------------      ------------
                                                                                      SECURITIES
NAME AND PRINCIPAL                FISCAL                                             UNDERLYING      ALL OTHER
POSITION                           YEAR           SALARY($)        COMMISSIONS ($)   OPTIONS (#)     COMPENSATION($)(1)
-------------------                ----           ---------        ---------------   -----------     ---------------

J. Robert Copper                   2000            $204,200               --              50,000       $  1,024
Chairman and Chief                 1999             204,200               --                  --          1,000
Executive Officer                  1998             204,200               --               5,000          1,000

Richard D. Neece                   2000             150,000               --              50,000             --
President and Chief                1999             150,000               --                  --             --
Financial Officer                  1998             150,000               --               5,000             --

Russell Fortune                    2000             100,000           $1,043               5,000          1,522
Executive Vice President           1999              91,000            1,800                  --          1,389
Sales and Marketing                1998              91,000           17,545               5,000          1,024


(1) The dollar amount shown consists solely of contributions by the Company to the CITATION Computer Systems, Inc. Retirement Savings Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2000 to the individuals named in the Summary Compensation Table. No SARs were granted to the named individuals during the fiscal year ended March 31, 2000:



                                                    INDIVIDUAL GRANTS
                         -----------------------------------------------------------------------
                           NUMBER OF       PERCENT OF TOTAL
                          SECURITIES         OPTIONS/SARS
                          UNDERLYING          GRANTED TO        EXERCISE OR
                         OPTIONS/SARS        EMPLOYEES IN       BASE PRICE        EXPIRATION
     NAME                 GRANTED (#)         FISCAL YEAR         ($/SH)             DATE
     ----                ------------      --------------       -----------     ----------------

J. Robert Copper              50,000             40.0%           $ 1.625        October 15, 2009
Richard D. Neece              50,000             40.0              1.625        October 15, 2009
Russell L. Fortune             5,000              4.0              1.875        June 1, 2009

       The following presents certain information concerning stock option exercises in the fiscal year ended March 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                    VALUE OF
                                                                             NUMBER OF             UNEXERCISED
                                                                            UNEXERCISED           IN-THE-MONEY
                                       SHARES                               OPTIONS AT             OPTIONS AT
                                      ACQUIRED                            FISCAL YEAR END        FISCAL YEAR END
                                         ON               VALUE            EXERCISABLE/           EXERCISABLE/
NAME                                 EXERCISE(#)       REALIZED($)       UNEXERCISABLE(#)       UNEXERCISABLE($)
----                                 -----------       -----------       ----------------       ----------------


J. Robert Copper                          --                --            203,333/1,667               $46,900/0
Richard D. Neece                          --                --            133,333/1,667                46,900/0
Russell L. Fortune                        --                --             11,333/6,667                0/$3,440

                          COMPENSATION OF DIRECTORS

         Each director who is not employeed by the Company receives a monthly fee of $1,000 for serving as a director of the Company, which fee may be in the form of cash or, at the election of the director, shares of Common Stock of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information regarding the amount of Common Stock beneficially owned as of June 1, 2000, by each director of the Company, each nominee for election as a director of the Company, the executive officers named in the Summary Compensation Table, any person who is known by the Company to own beneficially more than 5% of the Common Stock and all directors and executive officers of the Company as a group:



                                                                        NUMBER OF SHARES     PERCENT OF OUTSTANDING
                    NAME AND ADDRESS(1)                                 BENEFICIALLY OWNED      COMMON STOCK(1)
                    -------------------                                 ------------------      ---------------
J. Robert Copper..............................................               513,844(2)              12.6%
Richard D. Neece..............................................               240,333(3)               6.0
Fred L. Brown.................................................                37,497(4)               1.0
Larry D. Marcus...............................................                15,751(6)                  (5)
James F. O'Donnell(7).........................................               644,562(8)(9)           16.6
David T. Pieroni..............................................                25,301(10)                 (5)
Russell L. Fortune............................................                16,533(11)                 (5)
CFB Venture Fund I, Inc.(7)...................................               636,229                 16.4
Michael Keith Ruben(7)........................................               198,550                  5.1
Jim G. Farmer(7)..............................................               195,000                  5.0
All directors and executive officers as
  a group (7 persons).........................................             1,493,821                 35.3%

--------------------

(1) Except as otherwise indicated, each individual has sole voting and investment power over the shares listed beside his name. The percentage calculations for beneficial ownership are based upon 3,881,230 shares of Common Stock that were issued and outstanding as of June 15, 2000. Except as otherwise indicated, the address for each person is 424 South Woods Mill Road, Suite 200, Chesterfield, Missouri 63017.

(2) Amount includes: (i) 259,700 shares of Common Stock held in a trust for the benefit of Mr. Copper's children; (ii) 100,000 shares of Common Stock Mr. Copper may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $5.00 per share; (iii) 50,000 shares of

     Common Stock Mr. Copper may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $14.25 per share, (iv) 3,333 shares of Common Stock Mr. Copper may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $6.187 per share; and (v) 50,000 shares of Common Stock Mr. Copper may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $1.625.

(3) Amount includes: (i) 50,000 shares of Common Stock Mr. Neece may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $5.00 per share; (ii) 30,000 shares of Common Stock Mr. Neece may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $14.25 per share; (iii) 3,333 shares of Common Stock Mr. Neece may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $6.187 per share; and (iv) 50,000 shares of Common Stock Mr. Neece may acquire pursuant to options to acquire shares of Common Stock at the exercise price of $1.625.

(4) Amount includes 1,333 shares of Common Stock Mr. Brown may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $9.125 per share.

(5)  Less than one percent.

(6) Amount includes 3,333 shares of Common Stock Mr. Marcus may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $9.00 per share.

(7) The address for Mr. O'Donnell and CFB Venture Fund I, Inc. is 11 South Meramec, Suite 1430, Clayton, Missouri 63105. The address for Mr. Ruben is 56 Mooring Buoy, Hilton Head, South Carolina, 29928. The address for Mr. Farmer is 2055 Walton Road, St. Louis, Missouri, 63114.

(8) Mr. O'Donnell is Chairman of CFB Venture Fund I, Inc. and may be deemed to beneficially own the shares held by CFB Venture Fund, I, Inc. Mr. O'Donnell disclaims beneficial ownership of all shares held by CFB Venture Fund, I, Inc.

(9) Amount includes 1,333 shares of Common Stock Mr. O'Donnell may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $9.00 per share.

(10) Amount includes 1,333 shares of Common Stock Mr. Pieroni may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $6.50 per share.

(11) Amount includes: (i) 6,000 shares of Common Stock Mr. Fortune may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $6.88 per share; (ii) 2,000 shares of Common Stock Mr. Fortune may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $4.50; (iii) 3,333 shares of Common Stock Mr. Fortune may acquire pursuant to the exercise of options to acquire shares of Common Stock at the exercise price of $6.125.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              (a) Those Exhibits required by Item 601 of Regulation S-B and by paragraph (a) of Item 13:

              -2 Agreement and Plan of Merger, dated as of May 15, 2000 by and among the Company, Cerner Corporation and Cerner Performance Logistics Inc., incorporated by reference to
                     Exhibit 2.1 to the Company's Report on Form 8-K dated as of May 15, 2000.

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

              -10(a) First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

              -10(b) Resolution Amending the First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

              -10(c) Amendment to First Amended Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

              -10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company, Registration No. 33-48332

              -10(e) CITATION Computer Systems, Inc. Nonqualified Stock Option Agreement with J. Robert Copper; incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q for the quarter ended December 31, 1999.

              -10(f) CITATION Computer Systems, Inc. Nonqualified Stock Option Agreement with Richard D. Neece; incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10Q for the quarter ended December 31, 1999.

              -10(g)    1999 Director Stock Option Plan as amended.

              -10(h) CITATION Computer Systems, Inc.(R) Change in Control Agreement with J. Robert Copper.

              -10(i) CITATION Computer Systems, Inc. (R) Change in Control Agreement with Richard D. Neece.

              -21       List of Subsidiaries of the Registrant

              -23(a)    Consent of PricewaterhouseCoopers LLP

              -23(b) Report of PricewaterhouseCoopers LLP on Financial Statement Schedule

              -27       Financial Data Schedule

         (b) EXHIBITS AND REPORTS ON FORM 8-K.

               On January 24, 2000, the Company filed a report on Form 8-K reporting under Item 5 thereto the Fiscal 2000 Third Quarter and Nine Months ended December 31, 1999 Financial Results.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            ADDITIONS        ADDITIONS
                                            BALANCE AT      CHARGED TO      CHARGED TO      DEDUCTIONS      BALANCE AT
                                             BEGINNING      COSTS AND         OTHER          ACCOUNTS         END OF
               DESCRIPTION                   OF PERIOD       EXPENSES        ACCOUNTS       CHARGED OFF       PERIOD
               -----------                   ---------       --------        --------       -----------       ------

Year ended March 31, 1998:
   Allowance for doubtful accounts             $162            $74              -               $31            $205

Year ended March 31, 1999:
   Allowance for doubtful accounts             $205            $95              -               $88            $212

Year ended March 31, 2000:
   Allowance for doubtful accounts             $212            $50              -               $76            $186


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CITATION Computer Systems, Inc.

                                         By      /s/ J. Robert Copper
                                            ----------------------------------
                                            J. Robert Copper, Chairman
                                            and Chief Executive Officer



                                         June 2, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ J. Robert Copper                  /s/ Fred L. Brown
---------------------------------     ------------------------------
J. Robert Copper, June 2, 2000        Fred L. Brown, June 2, 2000
Director, Chairman and Chief          Director
Executive Officer

      /s/ Larry D. Marcus                   /s/ James F. O'Donnell
---------------------------------     ------------------------------
Larry D. Marcus, June 2, 2000         James F. O'Donnell, June 2, 2000
Director                              Director

      /s/ David T. Pieroni                  /s/ Richard D. Neece
---------------------------------     ------------------------------
David T. Pieroni, June 2, 2000        Richard D. Neece, June 2, 2000
Director                              President and Principal Financial Officer

                                            /s/ John P. Gilmore
                                      ------------------------------
                                      John P. Gilmore, June 2, 2000
                                      Vice President, Controller, Treasurer and
                                      Principal Accounting Officer

    INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SCHEDULE
NUMBER       SCHEDULE
------       --------
VIII         Valuation and Qualifying Accounts

EXHIBIT
NUMBER       EXHIBIT
------       -------
2            Agreement and Plan of Merger, dated as of May 15, 2000 by and among the Company, Cerner Corporation and Cerner Performance
             Logistics Inc., incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated as of May 15, 2000.

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

10(d) 1992 Employee Incentive Stock Option Plan; incorporated by reference to the corresponding Exhibit to the Company's Registration Statement on Form S-1 of the Company,
             Registration No. 33-48332

10(e) CITATION Computer Systems, Inc. Nonqualified Stock Option Agreement with J. Robert Copper; incorporated by reference to
             Exhibit 10.1 to the Quarterly Report on Form 10Q for the quarter ended December 31, 1999.

10(f) CITATION Computer Systems, Inc. Nonqualified Stock Option Agreement with Richard D. Neece; incorporated by reference to
             Exhibit 10.2 to the Quarterly Report on Form 10Q for the quarter ended December 31, 1999.

10(g)        1999 Director Stock Option Plan as amended.

10(h) CITATION Computer Systems, Inc. (R) Change in Control Agreement with J. Robert Copper.

10(i) CITATION Computer Systems, Inc. (R) Change in Control Agreement with Richard D. Neece.

21           List of Subsidiaries of the Registrant

23(a)        Consent of PricewaterhouseCoopers LLP

23(b)        Report of PricewaterhouseCoopers LLP on Financial Statement
             Schedule

27           Financial Data Schedule