Form 10QSB
period 2000-06-30
CITATION COMPUTER SYSTEMS INC
filed 2000-08-21
CIK 888330

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

                         COMMISSION FILE NUMBER 0-20284


                        CITATION COMPUTER SYSTEMS, INC.
                        -------------------------------
               (Exact name of company as specified in its charter)

                MISSOURI                                   43-1174397
  --------------------------------------             ------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

        424 SOUTH WOODS MILL ROAD, CHESTERFIELD, MISSOURI     63017
       ---------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                                 (314) 579-7900
                                -----------------
                (Company's telephone number, including area code)

                              --------------------

[ ] Indicate by check mark whether the company (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [ ]

The number of shares outstanding of the company's Common Stock, par value $0.10 per share, at August 14, 2000 was 3,892,081 shares.

Transitional small business disclosure format:      Yes  [ ]   No [X]


EXHIBIT INDEX ON PAGE 14                                            PAGE 1 OF 14

                                SUBSEQUENT EVENT

                  On May 15, 2000, the Company, Cerner Corporation, a Delaware corporation ("Cerner"), and Cerner Performance Logistics, Inc., a Delaware corporation and wholly owned subsidiary of Cerner ("Logistics"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which CITATION will be merged with and into Logistics (the "Merger"). The Board of Directors of CITATION unanimously approved the Merger at its meeting held on May 12, 2000.

                  In accordance with the Merger Agreement, with respect to each holder of CITATION common stock, $.10 par value (the "CITATION Common Stock"):
(1) 90% of the shares of CITATION Common Stock held by such holder immediately prior to the effective time of the Merger (the "Effective Time") shall be converted into that number of shares of Cerner common stock, $.01 par value ("Cerner Common Stock"), determined by multiplying the number of such shares of CITATION Common Stock times the Exchange Ratio (defined below); and (2) 10% of the shares of CITATION Common Stock held by such holder at the Effective Time shall be converted into the right to receive $5.10 in cash per share of CITATION Common Stock (the "Merger Consideration"). The Exchange Ratio is 0.1695, subject to adjustment in the event of any reclassification, recapitalization, stock split, or stock dividend with respect to CITATION or Cerner Common Stock prior to the Effective Time. In addition, each option to purchase CITATION Common Stock outstanding at the Effective Time, whether or not then exercisable, will be converted into the right to receive that number of shares of Cerner Common Stock determined by multiplying the number of shares of CITATION Common Stock subject to such option or right by the Exchange Ratio at a price per share determined by dividing the per-share exercise price specified in such stock option or stock appreciation right by the Exchange Ratio.

                  The Company's shareholders approved the Merger Agreement and the Merger at a special meeting of the shareholders held on August 17, 2000. Consummation of the Merger is expected to occur on or about August 22, 2000.

                  The preceding descriptions of the Merger Agreement and the Merger are qualified in their entirety by reference to the Proxy
Statement/Prospectus of the Company and Cerner, dated as of July 6, 2000, and copy of the Merger Agreement included therein.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        See pages F-1 to F-6 hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Any forward looking statements set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including difficulties or delays in the introduction of new products or the revision of existing products, significant changes in healthcare regulation, economic downturns of CITATION Computer Systems, Inc.'s (the "Company") markets, new entrants into the Company's markets, competitors, increased price pressure, customer reduction caused by industry consolidation, marketplace acceptance of Windows NT as an operating platform or other factors.

        Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        For further discussion of risk factors, please refer to page 8 of the Company's Form 10-KSB Annual Report for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission and page 13 of that Proxy Statement/Prospectus, dated July 6, 2000 as filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

        On May 15, 2000, the Company announced the signing of a definitive agreement for a business combination with Cerner Corporation ("Cerner"). Investors and security holders are urged to read the Proxy Statement/Registration Statement on Form S-4, filed by Cerner and CITATION, which contains or incorporates by reference such documents relating to and other important information regarding the merger. This document and amendments to this document were filed with the U. S. Securities and Exchange Commission. They may be obtained free at the SEC's website at www.sec.gov. You may also obtain this document for free from CITATION by directing your request to Investor Relations at (314) 579-7900 or by fax at (314) 579-7990.

        GENERAL. The Company reported a net loss of $0.02 per share, or $94,100, for the first quarter of fiscal 2001, compared to net income of $0.04 per share, or $143,600, in the comparable period of fiscal 2000. The decrease in profitability from the prior year's profit was principally the result of lower sales.

        REVENUE. Total revenue decreased 36.0% from $4.3 million for the first quarter of fiscal 2000 to $2.8 million for the first quarter of fiscal 2001, which reflected a 54.6% decrease in system sales revenue and an 8.1% decrease in service revenue.

        System sales revenue for the first quarter decreased by $1.4 million, from $2.6 million in fiscal 2000 to $1.2 million in fiscal 2001. The 54.6% decrease in system sales revenue was primarily attributable to uncertainty in the marketplace related to the announcement of the pending business combination of CITATION with Cerner Corporation. System sales revenue represented 60.1% and 42.7% of total revenues for the first quarter of fiscal 2000 and 2001, respectively.

        Service revenue for the first quarter decreased $0.1 million from $1.7 million in fiscal 2000 to $1.6 million in fiscal 2001. Service revenue represented 39.9% and 57.3% of total revenues for the first quarter of fiscal 2000 and 2001, respectively.

        COST OF PRODUCTS AND SERVICES SOLD AND GROSS PROFIT. Cost of products and services sold include cost of system sales and cost of service revenue. Cost of system sales includes cost of hardware sold, installation and training expenses, and software amortization costs. Cost of service revenue includes all client service expenses plus an allocation of certain other overhead expenses. As a percentage of total revenue, the total cost of products and services sold decreased from 50.8% in the first quarter of fiscal 2000 to 39.0% in the first quarter of fiscal 2001. For the first quarter of fiscal 2000 and 2001, total cost of products and services sold were $2.2 million and $1.1 million, respectively.

        The cost of system sales as a percent of system sales revenue decreased from 69.4% in the first quarter of 2000 to 63.7% in the first quarter of fiscal 2001 due to the decreased percentage of lower margin hardware sales in the first quarter of fiscal 2001. The cost of service revenue as a percent of service revenue decreased from 22.8% in the first quarter of fiscal 2000 to 20.6% in the first quarter of fiscal 2001 due primarily to a decrease in related costs. Software amortization costs of $0.3 million in the first quarter of fiscal 2000 and $0.2 million in fiscal 2001 represented 15.9% and 23.1%, respectively, of total costs of products and services sold.

        Gross profit as a percentage of total revenues increased from 49.2% in the first quarter of fiscal 2000 to 61.0% in the first quarter of fiscal 2001. The increase in gross profit as a percentage of total revenues was primarily attributable to the factors discussed above.

        RESEARCH AND DEVELOPMENT COSTS. Total outlays for software development for the first quarter of fiscal 2000 and 2001 were as follows (000's):

                                                         FY01                  FY00
R&D EXPENSE                                           1ST QTR.              1ST QTR.
-----------                                           --------              --------
R&D spending                                         $   784.3             $   763.5
Less - R&D capitalized                                   199.2                 196.2
                                                     ---------             ---------
     Total R&D expense                                   585.1                 567.3
Software amortization (cost of prod. sold)               249.2                 349.3
                                                     ---------             ---------
Total R&D expensed                                   $   834.3             $   916.6
                                                     =========             =========

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of total revenues increased from 29.9% in the first quarter of fiscal 2000, to 41.2% in the first quarter of fiscal 2001. This increase was principally a result of the relatively fixed nature of selling and administrative expenses in relation to the decrease in revenues. Total selling and administrative expenses were $1.3 million and $1.1 million in the first quarter of fiscal years 2000 and 2001, respectively.

        OPERATING INCOME. Operating income decreased from $0.3 million in the first quarter of fiscal 2000 to a loss of $35 thousand in the first quarter of fiscal 2001. The operating margin decreased from 6.2% to a negative 1.2% in the first quarter of fiscal 2000 and 2001, respectively, primarily reflecting the factors as described above.

        OTHER INCOME (EXPENSE). Interest expense, net decreased from $27.2 thousand in the first quarter of fiscal 2000 to $3.5 thousand in the first quarter of fiscal 2001 due to the decrease in borrowing under the line of credit in fiscal 2001. Merger related expense of $0.1 million was recorded during the first quarter of fiscal 2001.

        INCOME TAXES. The Company's effective income tax provision rate was 40.0% in the first quarter of fiscal 2000 compared to an effective income tax benefit rate of 37.0% in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity is cash flows from operations. At March 31, 2000 and June 30, 2000, the Company had cash and cash equivalents in the amount of $0.3 million as compared to $0.1 million. Cash flow in the three months ended June 30, 2000 reflects amounts paid for repayment of debt ($0.1 million) and software development costs ($0.3 million), offset by cash generated from operating activities of $0.3 million.

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

        As of June 30, 2000, the Company had a line of credit agreement that allows the Company to borrow up to $4.0 million through 2001 with interest at the lender's prime rate (9.5% at June 30, 2000). The line of credit is secured by the Company's accounts receivable, inventory, and general intangible assets. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at June 30, 2000. There were borrowings of $0.5 million outstanding under the line of credit agreement as of June 30, 2000, which have been classified as long-term debt in the June 30, 2000 Consolidated Balance Sheet.

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

                          PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Exhibit Index for list of Exhibits.

(b) On May 19, 2000 filed a report on Form 8-K reporting under Item 5 thereto that the Company had entered into an Agreement and Plan of Merger with Cerner Corporation and Cerner Performance Logistics.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CITATION COMPUTER SYSTEMS, INC.



Date: August 21,2000             By:   /s/ Richard D. Neece
      --------------                   -----------------------------------------
                                       Richard D. Neece
                                       President and Chief Financial Officer

                         CITATION Computer Systems, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                              JUNE 30,         MARCH 31,
                                                                                2000             2000
                                                                            -----------      -----------
                                                                            (UNAUDITED)        (AUDITED)
Assets:
Current assets:
   Cash and cash equivalents                                                    $ 280.4          $ 295.0
   Accounts receivable:
     Trade, net                                                                 5,748.7          5,900.2
     Other                                                                        473.8            456.1
   Inventories                                                                    340.3            327.4
   Prepaid expenses and other current assets                                      470.5            422.4
   Deferred tax assets                                                             79.9             79.9
                                                                            -----------      -----------

Total current assets                                                            7,393.6          7,481.0

   Software development costs, net                                              1,405.3          1,455.3
   Property and equipment, net                                                    449.4            521.1
   Long-term accounts receivable                                                1,391.3          1,441.3
   Long-term deferred tax assets                                                  910.1            910.1
   Other assets                                                                   239.2            262.5
                                                                            -----------      -----------

Total assets                                                                  $11,788.9        $12,071.3
                                                                            ===========      ===========

Liabilities and shareholders' equity:
Current liabilities:
   Current portion of long-term debt                                        $     169.3          $ 196.9
   Accounts payable                                                               325.8            271.1
   Customer deposits                                                              135.6            148.7
   Accrued bonuses and commissions                                                 69.5             66.2
   Other accrued liabilities                                                      200.2            180.9
   Deferred service revenue                                                     2,305.0          2,502.4
                                                                            -----------      -----------

Total current liabilities                                                       3,205.4          3,366.2
                                                                            -----------      -----------

   Long-term debt                                                                 582.3            621.5
                                                                            -----------      -----------

   Common stock                                                                   388.1            387.7
   Paid-in capital                                                              6,679.7          6,668.4
   Retained earnings                                                              933.4          1,027.5
                                                                            -----------      -----------

                                                                                8,001.2          8,083.6
                                                                            -----------      -----------
Total liabilities and shareholders' equity                                  $  11,788.9        $12,071.3
                                                                            ===========      ===========


         See accompanying notes to consolidated financial statements         F-1
                                                                          PAGE 8

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                                           Three Months ended
                                                                                June 30,
                                                                          2000             1999
                                                                          ----             ----
                                                                      (Unaudited)      (Unaudited)
Net system sales and service revenues:
   System sales                                                        $ 1,182.2        $ 2,601.1
   Service revenue                                                       1,586.9          1,726.6
                                                                       ---------        ---------
                                                                         2,769.1          4,327.7

Cost of products and services sold:
   System sales                                                            752.8          1,805.6
   Service revenue                                                         326.4            393.8
                                                                       ---------        ---------
                                                                         1,079.2          2,199.4

     Gross profit                                                        1,689.9          2,128.3

Research and development expenses                                          585.1            567.3
Selling and administrative expenses                                      1,139.4          1,294.6
                                                                       ---------        ---------

Operating income (loss)                                                    (34.6)           266.4

Other income:
   Interest expense, net                                                    (3.5)           (27.2)
   Merger related expenses                                                (111.0)               -
   Other                                                                       -              0.1
                                                                       ---------        ---------

Income (loss) before income taxes                                         (149.4)           239.3

Provision (benefit) for income taxes                                       (55.3)            95.7
                                                                       ---------        ---------

Net income (loss)                                                      $   (94.1)       $   143.6
                                                                       =========        =========

Net income (loss) per common share:
   Basic                                                               $   (0.02)       $    0.04
                                                                       =========        =========
   Diluted                                                             $   (0.02)       $    0.04
                                                                       =========        =========

Weighted average number of shares used in
  computing net earnings per common share:
     Basic                                                                 3,879            3,842
                                                                       =========        =========
     Diluted                                                               3,879            3,846
                                                                       =========        =========


         See accompanying notes to consolidated financial statements         F-2
                                                                          PAGE 9

                         CITATION Computer Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                        Three months ended
                                                                                              June 30,
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities

Net income (loss)                                                                     $(94.1)            $143.6

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization of property and
     equipment                                                                          83.9              132.5
   Amortization of software development costs                                          249.2              349.3
   Non-cash 401K matching contribution                                                  11.7               10.3
   Decrease (increase) in deferred income taxes                                            -               90.9
   Decrease (increase) in accounts receivable                                          133.8             (429.6)
   Increase in inventories                                                             (12.9)            (123.3)
   Decrease in prepaid expenses and other assets                                        25.2                5.9
   Increase (decrease) in accounts payable                                              54.7             (126.3)
   Increase (decrease) in customer deposits                                            (13.1)              83.4
   Increase in other accrued liabilities                                                22.6                6.8
   Decrease in deferred service revenue                                               (197.4)            (287.3)
                                                                                   ---------          ---------

Net cash provided by (used in) operating activities                                    263.6             (143.8)
                                                                                   ---------          ---------

Cash flows from investing activities:
   Capital expenditures                                                                (12.2)             (50.2)
   Software development costs                                                         (199.2)            (196.2)
                                                                                   ---------          ---------

Net cash used in investing activities                                                 (211.4)            (246.4)
                                                                                   ---------          ---------

Cash flows from financing activities:
   Principal payments on long-term debt                                                (66.8)             (81.4)
   Proceeds from line of credit                                                            -              433.0
                                                                                   ---------          ---------

Net cash provided by (used in) financing activities                                    (66.8)             351.6
                                                                                   ---------          ---------

Net decrease in cash and cash equivalents                                              (14.6)             (38.6)

Cash and cash equivalents, beginning of year                                           295.0              203.6
                                                                                   ---------          ---------

Cash and cash equivalents, end of period                                            $  280.4           $  165.0
                                                                                   =========          =========


         See accompanying notes to consolidated financial statements         F-3
                                                                         PAGE 10

                         CITATION Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (in thousands except for number of shares)

                                  Common Stock
                                                                    Additional
                                           Number         Par        Paid-in       Retained
                                          of Shares      Value       Capital       Earnings       Total
Balance, March 31, 2000 (audited)          3,876,655      $ 387.7     $ 6,668.4    $ 1,027.5     $ 8,083.6

Issuance of common stock for 401K
   company matching contribution
   (unaudited)                                 4,575          0.4          11.3            -          11.7

Net income (unaudited)                                          -             -        (94.1)        (94.1)
                                           ---------    ---------     ---------    ---------     ---------


Balance, June 30, 2000 (unaudited)         3,881,230    $   388.1     $ 6,679.7    $   933.4     $ 8,001.2
                                           =========    =========     =========    =========     =========



         See accompanying notes to consolidated financial statements         F-4
                                                                         PAGE 11

                         CITATION COMPUTER SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          (IN THOUSANDS EXCEPT SHARES)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The interim financial information for the three-month periods ended June 30, 1999 and 2000 is unaudited. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-QSB pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-QSB are adequate to make the information presented not misleading. See Notes to Financial Statements in the Company's Annual Report on Form 10-KSB, dated June 2, 2000, which includes financial statements and notes thereto for the fiscal year ended March 31, 2000.

   In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Balance Sheet at June 30, 2000, the Statement of Operations for the three months ended June 30, 1999 and 2000, the Statement of Cash Flows for the three months ended June 30, 1999 and 2000, and the Statement of Shareholders' Equity for the three months ended June 30, 2000. The interim results, however, are not necessarily indicative of results for any future period.

2. SHAREHOLDER APPROVAL OF AGREEMENT AND PLAN OF MERGER WITH CERNER CORPORATION - SUBSEQUENT EVENT

       See page 2 of this document for details.

3.     INVENTORIES

       Inventories consist of the following (in thousands):

                                                                June 30,               March 31,
                                                                  2000                   2000
                                                               ----------              ---------
       Hardware and third party software                       $   138.2               $  129.5
       Field service equipment                                     202.1                  197.9
                                                                --------               --------
                                                                $  340.3               $  327.4
                                                                ========               ========

4.     COMMITMENTS

       The Company from time to time is a party to certain lawsuits in the ordinary course of business. Management does not expect the outcome of any litigation to have a material effect on the Company's financial position, results of operations or cash flows.


                                                                             F-5
                                                                         PAGE 12

5.     LONG-TERM ACCOUNTS RECEIVABLE

       The Company has provided extended payment terms for software sold to its distributor in Singapore. Collection of the receivable is ultimately dependent on the distributor's cash flows. The Company believes that this receivable, which approximated $1.4 million and $1.6 million at June 30, 2000 and March 31, 2000 respectively, and is classified as long-term, is fully collectible.

6.     LONG-TERM DEBT

       As of June 30, 2000, the Company had a line of credit agreement that allowed the Company to borrow up to $4.0 million with interest at the lender's prime rate. The line of credit and the notes payable to banks are secured by the Company's accounts receivable, inventory and equipment. The respective agreements require that certain minimum net worth and leverage ratio requirements be maintained by the Company. The Company was in compliance with these requirements or has obtained waivers at June 30, 2000. The Company had $0.5 million in borrowings outstanding under the line of credit agreement at June 30, 2000.

7.     EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

       Reconciliation of the number of shares used in computing basic and dilutive earnings (loss) per common and common equivalent shares is as follows:

                                                                                  Three Months Ended June 30
                                                                                  --------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----
              Basic                                                              3,878,767           3,841,954
              Effective of dilutive securities - stock options                           -               4,291
                                                                                 ---------           ---------
              Diluted                                                            3,878,767           3,846,245
                                                                                 =========           =========



                                                                             F-6
                                                                         PAGE 13

                                  EXHIBIT INDEX

Exhibit
Number                 Exhibit
-------                -------
27(a)                  Financial Data Schedule